Form 10QSB
period 1996-07-27
INTERNATIONAL CUTLERY LTD
filed 1996-09-10
CIK 944838

                                     10QSB
                                 Form 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 27, 1996

|_|  Transition report under Section 13 and 15(d) of the Exchange Act

For the transition period from _________ to __________

Commission file number 0-26874

                           INTERNATIONAL CUTLERY, LTD.
     ----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                      13-3796781
   ---------------------------------                    --------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                 127 West 25th Street, New York, New York 10001
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 924-7300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ---              ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 1, there were 3,939,248 shares of the registrant's commom stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes               No   X
     ---              ---

                           INTERNATIONAL CUTLERY, LTD.

PART I     FINANCIAL INFORMATION                                            PAGE
- ------     ---------------------                                            ----

Item 1.    Financial Statements

               Balance Sheets as of
               July 27, 1996 and April 27, 1996                                3

               Statements of Operations for the
               Thirteen Weeks Ended July 27, 1996 and July 29, 1995            4

               Statements of Cash Flows for the
               Thirteen Weeks Ended July 27, 1996 and July 29, 1995            5

               Notes to Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of Results
            of Operations and Financial Condition                            7-8

PART II    OTHER INFORMATION                                                   9

           Signature Page                                                     10

                           INTERNATIONAL CUTLERY, LTD.

Item 1.  Financial Statements
                                 BALANCE SHEETS

                                                 July 27,         April 27,
                                                   1996             1996
                                             --------------    ---------------
                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $      413,396    $       840,691
   Investments                                    2,105,443          2,115,943
   Inventories                                      924,657            753,163
   Other current assets                              71,222             20,122
                                             --------------    ---------------
         Total current assets                     3,514,718          3,729,919

STORE FIXTURES AND DISPLAYS AND LEASEHOLD
 IMPROVEMENTS, less accumulated
 depreciation and amortization                      680,532            307,710

OTHER ASSETS, security deposits                      17,546             17,546
                                             --------------    ---------------

                                             $    4,212,796    $     4,055,175
                                             ==============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable, bank                        $      200,000    $       200,000
   Due to broker                                    742,865
   Accounts payable and other
     current liabilities                            534,876            549,754
                                             --------------    ---------------
         Total current liabilities                1,477,741            749,754
                                             --------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
    authorized 1,000,000 shares,
      none issued
   Common stock, $.01 par value,
    authorized 10,000,000 shares,
    issued and outstanding 3,939,248                 39,392             39,392
   Capital in excess of par value                 5,101,686          5,101,686
   Accumulated deficit                           (2,397,173)        (1,826,807)
   Notes receivable arising from
     stock purchase agreements                       (8,850)            (8,850)
                                             --------------    ---------------
         Total stockholders' equity               2,735,055          3,305,421
                                             --------------    ---------------

                                             $    4,212,796    $     4,055,175
                                             ==============    ===============


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Thirteen Weeks Ended
                                             ----------------------------------
                                                 July 27,           July 29,
                                                   1996               1995
                                             ---------------    ---------------

NET SALES                                    $       359,372    $       284,457

COST OF SALES                                        143,127            103,810
                                             ---------------    ---------------

GROSS PROFIT                                         216,245            180,647
                                             ---------------    ---------------

STORE AND WAREHOUSE EXPENSES                         413,200            214,085

GENERAL AND ADMINISTRATIVE EXPENSES                  391,503            201,786
                                             ---------------    ---------------
                                                     804,703            415,871
                                             ---------------    ---------------

LOSS FROM OPERATIONS                                (588,458)          (235,224)
                                             ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                  (11,588)            (4,500)
   Interest income                                    29,680
                                             ---------------    ---------------
                                                      18,092             (4,500)
                                             ---------------    ---------------

NET LOSS                                     $      (570,366)   $      (239,724)
                                             ===============    ===============


LOSS PER SHARE OF COMMON STOCK               $          (.14)   $          (.11)
                                             ===============    ===============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                3,939,248          2,199,248
                                             ===============    ===============


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Thirteen Weeks Ended
                                             ----------------------------------
                                                 July 27,           July 29,
                                                   1996               1995
                                             ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $      (570,366)   $      (239,724)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                   17,099             12,092
      Amortization of bond premium                    10,500
      Deferred rent                                                      10,501
      Changes in operating assets and
        liabilities:
          (Increase) decrease in:
            Inventories                             (171,494)            12,458
            Other current assets                     (51,100)            (9,772)
            Accounts payable and other
              current liabilities                    (14,878)           100,150
                                             ---------------    ---------------

NET CASH USED IN OPERATING ACTIVITIES               (780,239)          (114,295)
                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES,
   payments for store fixtures and
   displays and leasehold improvements              (389,921)           (22,318)
                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sales of common stock,
     net of expenses                                                    115,000
   Deferred registration costs                                          (15,000)
   Proceeds from due to broker                       742,865
                                             ---------------    ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            742,865            100,000
                                             ---------------    ---------------

NET DECREASE IN CASH                                (427,295)           (36,613)

CASH, beginning of period                            840,691             40,148
                                             ---------------    ---------------

CASH, end of period                          $       413,396    $         3,535
                                             ===============    ===============


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

         The financial statements included herein have been prepared by International Cutlery, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's April 27, 1996 Form 10-K-SB A-1.

NOTE 2 - BUSINESS AND ORGANIZATION:

         International Cutlery, Ltd. was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates thirteen cutlery retail stores and three kiosks located in New York, New Jersey and Connecticut. Ten of these locations commenced operations during the period ended July 27, 1996.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Reporting Period - The Company employs a 52-53 week accounting period ending the Saturday closest to April 30.

         Loss Per Common Share - Loss per share of common stock is based upon the weighted average number of shares, including common share equivalents, outstanding and gives effect to the 1 for
         1.33 reverse stock split in September 1995. The weighted average includes shares issued within one year prior to the filing of the Company's registration statement at a price less than the offering price.

                           INTERNATIONAL CUTLERY, LTD.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the thirteen week period ended July 27, 1996 (the "Current Period"), the Company's revenues increased 26.3% to $359,372 from $284,457 for the period from April 30, 1995 to July 29, 1995 (the "Prior Period"). The increase in revenues is partially attributable to an increase in the number of retail outlets operated by the Company during the current period. Revenues in the Current Period were derived from the operation of sixteen retail outlets, including ten that opened in that period. In the Prior Period, the Company operated six retail outlets, one of which was closed in March 1996. On a comparative basis, Current Period same store sales increased 9.1% over the Prior Period.

Gross profits increased to $216,245 in the Current Period from $180,647 in the Prior Period. The increase was due to the increase in revenues and offset by an increase in the cost of goods sold as a percentage of revenues. Cost of goods sold increased from $103,810 in the Prior Period to $143,127 in the Current Period due to the increased sales. However, cost of goods sold as a percentage of revenues was increased from 36.5% in the Prior Period to 39.8% in the Current Period. This increase was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $413,200 compared to $214,085 in the Prior Period. The increase in expenses are attributed primarily to the operation of additional stores and certain start-up costs associated with the opening of the ten new locations. As a percentage of revenues, store operating and warehousing expenses increased from 75.3% of sales in the Prior Period to 115.0% in the Current Period.

General and administrative expenses increased to $391,503 in the Current Period from $201,786 in the Prior Period. The increase in general and administrative expenses results from additional expenses necessitated by the Company's growth, including increased administrative payroll.

The Company's interest expense for the Current Period increased to $11,588 from $4,500 in the Prior Period. This increase stemmed partly from additional borrowing to fund the growth and expansion of the Company.

Interest income, which was $29,680 in the Current Period resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested primarily in U.S.government securities pending their use. The Company did not have interest income in the Prior Period.

The Current Period's net loss was $570,366, or $.14 per share as compared to the Prior Period's net loss of $239,724, or $.11 per share.

                           INTERNATIONAL CUTLERY, LTD.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering in December 1995 (the "Offering") in which it sold 1,725,000 units, with each unit consisting of one share of common stock, $.01 par value (the "Common Stock"), one Class A warrant, and one Class B warrant at a price of $3.35 per unit. The Offering, which was declared effective on December 6, 1995, generated gross proceeds of $5,778,750 and after fees and expenses the Company received net proceeds of $4,527,079. The net proceeds of the Offering were used to repay $275,000 of outstanding promissory notes and to redeem a convertible debt instrument of the Company for $360,000. The remaining funds from the Offering are to be used as working capital and to finance the opening of additional stores. As of July 27, 1996, $2,105,443 remain invested primarily in US government securities, and these funds will be used to finance the continued expansion of the Company. During the Current Period, the Company funded its operating loss and expansion of activities primarily through borrowings of $742,865 against the securities held in their brokerage account.

In February 1996, the Company borrowed $200,000, bearing interest at a rate of 8.25% per annum, from a financial institution. The note is payable in October 1996 and is secured by a certificate of deposit. The company used the loan proceeds for working capital.

In the Current Period, the Company opened ten new locations including two kiosk locations for an approximate cost of $400,000, exclusive of inventories.

As the Company opens new stores and kiosks it will incur immediate expenses while having to wait for the benefits of such stores which may negatively affect the Company's working capital. The Company believes that costs related to the opening of a store, exclusive of inventory, should average approximately $45,000 per store and $32,000 per kiosk. These opening costs are contained by the Company's practice of finding store locations that have previously been used as a retail store. If the Company is unable to find such locations, the cost of opening stores could be significantly higher, hindering the expansion of the Company. The Company believes that its current capital position is sufficient to fund continued expansion.

In the Current Period, the Company has working capital of $2,036,977 and cash and cash equivalents of $413,396. The Company anticipates that these funds will be enough to finance the Company's planned expansion for the next twelve months.

Seasonality

Due to the importance of the Christmas selling season, the Company anticipates that revenue in that period will constitute a disproportionate amount of net sales for the period. The Company's annual earnings are expected to be substantially dependent on results of operations in the Christmas selling season. Unfavorable economic conditions affecting retailers generally during the Christmas selling season in any period could materially adversely affect the Company's results of operations for the period. The Company must also make decisions regarding how much inventory to buy well in advance of the season in which it will be sold, especially for the Christmas selling season. Significant deviations from projected demand for products may have a material adverse effect on the Company's sales and profitability.

Inflation

There was no significant impact on the Company's operations as a result of inflation during the Current Period, or the Prior Period.

                           INTERNATIONAL CUTLERY, LTD.

PART II      OTHER INFORMATION


Item 6       Exhibits and Reports on Form 8-K:

                (a)   Exhibits
                        None

                (b)   Reports on Form 8-K

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNATIONAL CUTLERY, LTD.
                                        (Registrant)


Date: September 9, 1996            /s/ JOEL J. SILVER
                                   ---------------------------------------------
                                   By:  Joel J. Silver
                                   Title: President, Chief Executive Officer and
                                   Chief Financial Officer


                                   /s/ KUMAR BASIL
                                   ------------------------------------
                                   By: Kumar Basil
                                       Title:  Chief Accounting Officer