Form 10QSB/A
period 1996-07-27
INTERNATIONAL CUTLERY LTD
filed 1996-11-05
CIK 944838

                                     10QSB
                                 Form 10-QSB/A


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 28, 1996, there were 3,939,248 shares of the registrant's commom stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes               No   X
     ---              ---

                           INTERNATIONAL CUTLERY, LTD.

PART I     FINANCIAL INFORMATION                                            PAGE
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

                                  INTERNATIONAL CUTLERY, LTD.
                                        (Registrant)


Date: November 5, 1996            /s/ JOEL J. SILVER
                                   ---------------------------------------------
                                   By:  Joel J. Silver
                                   Title: President, Chief Executive Officer and Chief Financial Officer


                                   /s/ KUMAR BASIL
                                   ------------------------------------
                                   By: Kumar Basil
                                       Title:  Chief Accounting Officer