Form 10QSB
period 1996-10-26
INTERNATIONAL CUTLERY LTD
filed 1996-12-10
CIK 944838

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

(Mark One)
/X/      Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended October 26, 1996

/ /      Transition report under Section 13 and 15(d) of the Exchange Act

For the transition period from                   to
                               -----------------    -------------------
Commission file number 0-26874
                        INTERNATIONAL CUTLERY, LTD.
-------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

       Delaware                                                     13-3796781
-----------------------------------------                       --------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)

      127 West 25th Street, New York, New York 10001
-------------------------------------------------------------------------------

                       (Address of Principal Executive Offices)

          212-924-7300
-------------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)



-------------------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X               No
    ---------------    -------------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,939,248 as of December 10,
                                                   ----------------------------
 1996
-------

    Transitional Small Business Disclosure Format (check one):

Yes                No    X
    ----------   ----------

PART I   FINANCIAL INFORMATION                                       PAGE
------   ---------------------                                       ----

Item 1.  Financial Statements

         Balance Sheets as of
          October 26, 1996 and April 27, 1996                           3

         Statements of Operations for the
          Twenty-Six Weeks Ended October 26, 1996 and
          October 28, 1995                                              4

         Statements of Operations for the
          Thirteen Weeks Ended October 26, 1996 and
          October 28, 1995                                              5

         Statements of Cash Flows for the
          Twenty-Six Weeks Ended October 26, 1996 and
          October 28, 1995                                              6

         Notes to Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                       8-10


PART II  OTHER INFORMATION                                             11
-------

        Signature Page                                                 12

                             INTERNATIONAL CUTLERY, LTD.


Item 1.  Financial Statements

                                    BALANCE SHEETS

                                            October 26,         April 27,
                                                1996              1996
                                            -----------         ---------
                                            (UNAUDITED)

                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents              $   239,050        $   840,691
    Investments                              2,112,977          2,115,943
    Inventories                              1,290,042            753,163
    Other current assets                        16,864             20,122
                                              ---------         ---------
          Total current assets               3,658,933          3,729,919

STORE FIXTURES AND DISPLAYS AND LEASEHOLD
 IMPROVEMENTS, less accumulated
 depreciation and amortization                 786,934            307,710

OTHER ASSETS, security deposits                 16,601             17,546
                                            ----------          ---------

                                           $ 4,462,468        $ 4,055,175
                                          ============        ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable, bank                       $   200,000        $   200,000
  Due to broker                              1,557,065
  Accounts payable and other
    current liabilities                        492,615            549,754
                                            ----------          ---------

          Total current liabilities          2,249,680            749,754
                                            ----------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 1,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 10,000,000 shares,
   issued and outstanding 3,939,248            39,392              39,392
  Capital in excess of par value            5,101,686           5,101,686
  Accumulated deficit                      (2,919,440)         (1,826,807)
  Notes receivable arising from
   stock purchase agreements                   (8,850)             (8,850)
                                            ---------           ---------
      Total stockholders' equity            2,212,788           3,305,421
                                            ---------           ---------
                                         $  4,462,468        $  4,055,175
                                         ============        ============


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INTERNATIONAL CUTLERY, LTD.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                    Twenty-Six Weeks Ended
                                                 ----------------------------
                                                  October 26,   October 28,
                                                     1996          1995
                                                 ------------   -------------

NET SALES                                        $    742,536   $    577,303

COST OF SALES                                         246,391        196,319
                                                   ----------      ---------

GROSS PROFIT                                          496,145        380,984
                                                   ----------      ---------

STORE AND WAREHOUSE EXPENSES                          880,785        387,530

GENERAL AND ADMINISTRATIVE EXPENSES                   730,500        412,519
                                                   ----------      ---------
                                                    1,611,285        800,049
                                                   ----------      ---------

LOSS FROM OPERATIONS                               (1,115,140)      (419,065)
                                                   ----------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                                    (38,395)       (15,080)
  Accretion of discount on
    convertible note payable                                         (68,328)
  Interest income                                      60,902
                                                   ----------      ---------
                                                       22,507        (83,408)
                                                   ----------      ---------

NET LOSS                                         $ (1,092,633)  $   (502,473)
                                                   ==========      =========


LOSS PER SHARE OF COMMON STOCK                   $       (.28)  $       (.23)
                                                   ==========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                 3,939,248      2,214,248
                                                   ==========      =========





                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INTERNATIONAL CUTLERY, LTD.


                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                   Thirteen Weeks Ended
                                                 ------------------------
                                                  October 26,  October 28,
                                                     1996         1995
                                                 -------------- ---------

NET SALES                                        $  383,164    $  292,846

COST OF SALES                                       103,264        92,509
                                                 ----------     ---------

GROSS PROFIT                                        279,900       200,337
                                                 ----------     ---------

STORE AND WAREHOUSE EXPENSES                        467,585       173,445

GENERAL AND ADMINISTRATIVE EXPENSES                 338,997       210,733
                                                 ----------     ---------
                                                    806,582       384,178
                                                 ----------     ---------

LOSS FROM OPERATIONS                               (526,682)     (183,841)
                                                 ----------     ---------


OTHER INCOME (EXPENSE):
  Interest expense                                  (26,807)      (10,580)
  Accretion of discount on convertible
    note payable                                                  (68,328)
    Interest income                                  31,222
                                                 ----------    ----------
                                                      4,415       (78,908)
                                                 ----------    ----------

NET LOSS                                         $ (522,267)   $ (262,749)
                                                 ==========    ==========


LOSS PER SHARE OF COMMON STOCK                   $     (.13)   $     (.12)
                                                 ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               3,939,248     2,214,248
                                                 ==========    ==========


                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INTERNATIONAL CUTLERY, LTD.

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                    Twenty-Six Weeks Ended
                                                 ----------------------------
                                                  October 26,    October 28,
                                                     1996           1995
                                                 ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                     $  (1,092,633)  $ (502,473)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                     41,447       24,043
     Amortization of bond premium                        2,966       12,443
     Accretion of discount on convertible                            68,328
       note payable
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Inventories                                  (536,879)     (63,223)
         Other current assets                            3,258         (931)
         Accounts payable and other                    (57,139)     140,658
           current liabilities                   -------------     --------

NET CASH USED IN OPERATING ACTIVITIES               (1,638,980)    (321,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for store fixtures and displays
  and leasehold improvements                          (520,671)     (32,337)
Proceeds from (payments for) security deposits             945         (623)
                                                 -------------     --------

NET CASH USED IN INVESTING ACTIVITIES                 (519,726)     (32,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from due to broker                         1,557,065
 Proceeds from sales of common stock,
   net of expenses                                                  115,000
 Deferred registration costs                                        (76,033)
 Proceeds from notes payable                                        275,000
                                                 --------------   ---------


NET CASH PROVIDED BY FINANCING ACTIVITIES            1,557,065      313,967
                                                 --------------   ---------

NET DECREASE IN CASH                                  (601,641)     (40,148)

CASH, beginning of period                              840,691       40,148
                                                 -------------    ---------

CASH, end of period                              $     239,050   $       -
                                                 =============   ==========


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

NOTE 2 - BUSINESS AND ORGANIZATION:

         International Cutlery, Ltd. was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and operates retail cutlery stores located in New York, New Jersey and Connecticut.

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

                             INTERNATIONAL CUTLERY, LTD.


Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the Twenty-Six Weeks Ended October 26, 1996 and October 28, 1995

The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the twenty-six week period ended October 26, 1996 (the "Current Period"), the Company's revenues increased 28.6% to $742,536 from $577,703 for the period from April 30, 1995 to October 28, 1995 (the "Prior Period"). The increase in revenues is partially attributable to an increase in the number of retail outlets operated by the Company during the current period. Revenues in the Current Period were derived from the operation of sixteen retail outlets, of which one was closed in September 1996 including ten that opened in that period. In the Prior Period, the Company operated seven retail outlets, one of which was closed in March 1996. On a comparative basis, Current Period same store sales increased 7.0% over the Prior Period.

Gross profits increased to $496,145 in the Current Period from $380,984 in the Prior Period. The increase was due to the increase in revenues and a decrease in the cost of sales as a percentage of revenues. Cost of sales increased to $246,391 in the Current Period from $196,319 in the Prior Period due to the increased sales. However, cost of sales as a percentage of revenues decreased to 33.2% in the Current Period from 34.0% in the Prior Period. This decrease was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $880,785 compared to $387,530 in the Prior Period. The increase in expenses are attributed primarily to the operation of additional stores and certain start-up costs associated with the opening of the ten new locations. As a percentage of revenues, store operating and warehousing expenses increased to 118.6% of sales in the Current Period from 67.1% in the Prior Period.

General and administrative expenses increased to $730,500 in the Current Period from $412,519 in the Prior Period. The increase in general and administrative expenses results from additional expenses necessitated by the Company's growth, including increased administrative payroll.

The Company's interest expense for the Current Period increased to $38,395 from $15,080 in the Prior Period. This increase stemmed partly from additional borrowing to fund the Company's growth and expansion.

Interest income of $60,902 in the Current Period resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested primarily in U.S.government securities pending their use. The Company did not have interest income in the Prior Period.

During the Prior Period, in connection with the Company's initial public offering, the Company recorded accretion of discount on the convertible note payable in the amount of $68,328.

The Current Period's net loss was $1,092,633, or $.28 per share as compared to the Prior Period's net loss of $502,473, or $.23 per share.

                             INTERNATIONAL CUTLERY, LTD.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION



For the Thirteen Weeks Ended October 26, 1996 and October 28, 1995

During the thirteen week period from July 28, 1996 through October 26, 1996 (the "Current Period"), the Company's revenues increased 30.8% to $383,164 from $292,846 for the period from July 30, 1995 through October 28, 1995 (the "Prior Period"). The increase in revenues is partially attributable to an increase in the number of retail outlets operated by the Company during the current period. Revenues in the Current Period were derived from the operation of sixteen retail outlets of which one closed in September 1996, including ten that opened in that period. In the Prior Period, the Company operated seven retail outlets, one of which was closed in March 1996. On a comparative basis, Current Period same store sales increased 1.8% over the Prior Period.

Gross profits increased to $279,900 in the Current Period from $200,337 in the Prior Period. The increase was due to the increase in revenues and a decrease in the cost of sales as a percentage of revenues. Cost of sales increased to $103,264 in the Current Period from $92,509 in the Prior Period due to the increased sales. However, cost of sales as a percentage of revenues was decreased to 26.9% in the Prior Period from 31.6% in the Prior Period. This decrease was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $467,585 compared to $173,445 in the Prior Period. The increase in expenses are attributed primarily to the operation of additional stores and certain start-up costs associated with the opening of the ten new locations. As a percentage of revenues, store operating and warehousing expenses increased to 122.0% of sales in the Current Period to 59.2% in the Prior Period.

General and administrative expenses increased to $338,997 in the Current Period from $210,773 in the Prior Period. The increase in general and administrative expenses results from additional expenses necessitated by the Company's growth, including increased administrative payroll.

The Company's interest expense for the Current Period increased to $26,807 from $10,580 in the Prior Period. This increase stemmed partly from additional borrowing to fund the Company's growth and expansion.

Interest income of $31,222 in the Current Period resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested primarily in U.S.government securities pending their use. The Company did not have interest income in the Prior Period.

During the Prior Period, in connection with the Company's initial public offering, the Company recorded accretion of discount on the convertible note payable in the amount of $68,328.

The Current Period's net loss was $522,267, or $.13 per share as compared to the Prior Period's net loss of $262,749, or $.12 per share.

                             INTERNATIONAL CUTLERY, LTD.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering in December 1995 (the "Offering") in which it sold 1,725,000 units, with each unit consisting of one share of common stock, $.01 par value (the "Common Stock"), one Class A warrant, and one Class B warrant at a price of $3.35 per unit. The Offering, which was declared effective on December 6, 1995, generated gross proceeds of $5,778,750 and after fees and expenses the Company received net proceeds of $4,527,079.
The net proceeds of the Offering were used to repay $275,000 of outstanding promissory notes and to redeem a convertible debt instrument of the Company for $360,000. The remaining funds from the Offering are to be used as working capital and to finance the opening of additional stores. As of October 28, 1996, $2,112,977 remain invested primarily in US government securities, and these funds will be used to finance the continued expansion of the Company. During the Current Period, the Company funded its operating loss and expansion of activities primarily through borrowings of $1,557,065 against the securities held in their brokerage account.

In February 1996, the Company borrowed $200,000, bearing interest at a rate of 8.25% per annum, from a financial institution. The note is payable in December 1996 and is secured by a certificate of deposit. The company used the loan proceeds for working capital.

In the Current Period, the Company opened ten new locations including two kiosk locations for an approximate cost of $500,000, exclusive of inventories.

As the Company opens new stores and kiosks it will incur immediate expenses while having to wait for the benefits of such stores which may negatively affect the Company's working capital. The Company believes that costs related to the opening of a store, exclusive of inventory, should average approximately $50,000 per store and $40,000 per kiosk. These opening costs are contained by the Company's practice of finding store locations that have previously been used as a retail store. If the Company is unable to find such locations, the cost of opening stores could be significantly higher, hindering the expansion of the Company. Subsequent to October 1996, the Company opened eight additional kiosk's located in New York, New Jersey, Maryland, Florida and Connecticut. The Company believes that its current capital position is sufficient to fund continued expansion.

In the Current Period, the Company has working capital of $1,409,253 and cash and cash equivalents of $239,050. The Company anticipates that these funds will be enough to finance the Company's planned expansion for the next twelve months.

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

                             INTERNATIONAL CUTLERY, LTD.

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ___________________________________
                                       INTERNATIONAL CUTLERY, LTD.
                                              (Registrant)




Date:  December 10, 1996               /s/Joel J. Silver
                                       -----------------------------------
                                       By: Joel J. Silver
                                           Title:  President, Chief Executive
                                                   Officer and Chief Financial
                                                   Officer