Form 10-Q
period 1997-01-25
INTERNATIONAL CUTLERY LTD
filed 1997-03-11
CIK 944838

INTERNATIONAL CUTLERY, LTD.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q-SB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the quarterly period  January 25, 1997

                           International Cutlery, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 13-3796781
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer incorporation or
organization)                                  Identification No.)

127 West 25th Street
New York, New York                                                      10001
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(212) 924-7300 (Registrant's telephone number, including area code)
--------------

Indicate by check mark whether in the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 1, 1997, there were 3,939,248 shares of the registrant's common stock outstanding.

Traditional Small Business Disclosure Format (check one):

         Yes |_|  No |X|

                          INTERNATIONAL CUTLERY, LTD.

PART I    FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1.   Financial Statements

            Balance Sheets as of
            January 25, 1997 and April 27, 1996                             3

            Statements of Operations for the
            Thirty-Nine Weeks Ended January 25, 1997 and
            January 27, 1996                                                4

            Statements of Operations for the
            Thirteen Weeks Ended January 25, 1997 and
            January 27, 1996                                                5

            Statements of Cash Flows for the
            Thirty-Nine Weeks Ended January 25, 1997 and
            January 27, 1996                                                6

            Notes to Financial Statements                                   7

Item 2.     Management's Discussion and Analysis of Results
            of Operations and Financial Condition                          8-10


PART II     OTHER INFORMATION                                                11

            Signature Page                                                   12

                           INTERNATIONAL CUTLERY, LTD.

Item 1.  Financial Statements
                                 BALANCE SHEETS

                                                      January 25,     April 27,
                                                             1997          1996
                                                      -----------   -----------
                                                      (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   394,594   $   840,691
   Investments                                                        2,115,943
   Inventories                                          1,388,985       753,163
   Other current assets                                   127,043        20,122
                                                      -----------   -----------
         Total current assets                           1,910,622     3,729,919

STORE FIXTURES AND DISPLAYS AND LEASEHOLD
 IMPROVEMENTS, less accumulated depreciation and
 amortization                                           1,174,118       307,710

OTHER ASSETS, security deposits                            17,400        17,546
                                                      -----------   -----------

                                                      $ 3,102,140   $ 4,055,175
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable, bank                                 $   200,000   $   200,000
   Accounts payable and other current liabilities         863,404       549,754
                                                      -----------   -----------
         Total current liabilities                      1,063,404       749,754
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
    authorized 1,000,000 shares, none issued
   Common stock, $.01 par value,
    authorized 10,000,000 shares,
    issued and outstanding 3,939,248                       39,392        39,392
   Capital in excess of par value                       5,101,686     5,101,686
   Accumulated deficit                                 (3,093,492)   (1,826,807)
   Notes receivable arising from stock purchase
   agreements                                              (8,850)       (8,850)
                                                      -----------   -----------
         Total stockholders' equity                     2,038,736     3,305,421
                                                      -----------   -----------

                                                      $ 3,102,140   $ 4,055,175
                                                      ===========   ===========


                 See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Thirty-Nine Weeks Ended
                                                -------------------------
                                                 January 25,  January 27,
                                                       1997          1996
                                                -----------   -----------

NET SALES                                       $ 1,964,369   $ 1,326,920

COST OF SALES                                       676,533       513,551
                                                -----------   -----------

GROSS PROFIT                                      1,287,836       813,369
                                                -----------   -----------

STORE AND WAREHOUSE EXPENSES                      1,298,233       660,902

GENERAL AND ADMINISTRATIVE EXPENSES               1,296,704       963,025
                                                -----------   -----------
                                                  2,594,937     1,623,927
                                                -----------   -----------

LOSS FROM OPERATIONS                             (1,307,101)     (810,558)
                                                -----------   -----------

OTHER INCOME (EXPENSE):
   Interest expense                                 (72,110)      (85,910)
   Accretion of discount on convertible
   note payable                                                   (95,945)
   Interest income                                  112,526        21,155
                                                -----------   -----------
                                                     40,416      (160,700)
                                                -----------   -----------

NET LOSS                                        $(1,266,685)  $  (971,258)
                                                ===========   ===========

LOSS PER SHARE OF COMMON STOCK                  $      (.32)  $      (.38)
                                                ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               3,939,248     2,530,978
                                                ===========   ===========


                 See accompanying notes to financial statements

                           INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Thirteen Weeks Ended
                                                   ----------------------------
                                                   January 25,      January 27,
                                                          1997             1996
                                                   -----------      -----------
NET SALES                                          $ 1,221,833      $   749,617

COST OF SALES                                          430,142          317,232
                                                   -----------      -----------

GROSS PROFIT                                           791,691          432,385
                                                   -----------      -----------

STORE AND WAREHOUSE EXPENSES                           417,448          273,372

GENERAL AND ADMINISTRATIVE EXPENSES                    566,204          550,506
                                                   -----------      -----------
                                                       983,652          823,878
                                                   -----------      -----------

LOSS FROM OPERATIONS                                  (191,961)        (391,493)
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest expense                                    (33,715)         (45,790)
   Accretion of discount on
   convertible note payable                                             (52,657)
   Interest income                                      51,624           21,155
                                                   -----------      -----------
                                                        17,909          (77,292)
                                                   -----------      -----------

NET LOSS                                           $  (174,052)     $  (468,785)
                                                   ===========      ===========

LOSS PER SHARE OF COMMON STOCK                     $      (.04)     $      (.15)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                  3,939,248        3,194,440
                                                   ===========      ===========


                 See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Thirty-Nine Weeks Ended
                                                 -------------------------------
                                                      January 25,    January 27,
                                                              1997       1996
                                                 ----------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           $(1,266,685)  $  (971,258)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                        58,751        36,421
      Issuance of common stock for services                              30,000
      Deferred rent                                                      12,443
      Compensation earned pursuant to
      performance stock option agreement                  135,000
      Changes in operating assets and liabilities:
         (Increase) decrease in:
            Inventories                                  (635,822)      (65,657)
            Other current assets                         (106,921)      (94,874)
            Accounts payable and other
            current liabilities                           178,650       227,180
                                                      -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                  (1,637,027)     (825,745)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for store fixtures and displays
    and leasehold improvements                           (925,159)      (86,919)
   Proceeds from (payments for)
   security deposits                                          146       (13,656)
   Proceeds from maturities of investments              2,115,943
                                                      -----------   -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     1,190,930      (100,569)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from due to broker                                          125,000
   Proceeds from sales of common stock, net
   of expenses                                                        4,689,947
   Payments on notes payable                                           (150,000)
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,664,947
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (446,097)    3,738,633

CASH AND CASH EQUIVALENTS, beginning of period            840,691        40,148
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $   394,594   $ 3,778,781
                                                      ===========   ===========


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

NOTE 2 -        BUSINESS AND ORGANIZATION:

                International Cutlery, Ltd. was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates twelve cutlery retail stores and twelve kiosks located in New York, New Jersey, Connecticut, Maryland and Florida.

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

NOTE 4 -        PERFORMANCE STOCK OPTIONS:

                During the quarter ended January 25, 1997, the President, Chief Executive Officer and Chief Financial Officer earned options to buy 337,500 shares of common stock of the Company pursuant to the performance option agreement and, therefore, has recorded $135,000 as compensation expense.

                          INTERNATIONAL CUTLERY, LTD.

 Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
For the Thirty-Nine Weeks Ended January 25, 1997 and January 27, 1996

The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the thirty-nine week period ended January 25, 1997 (the "Current Period"), the Company's revenues increased 48.0% to $1,964,369 from $1,326,920 for the thirty-nine week period ended January 27, 1996 (the "Prior Period"). The increase in revenues are attributable to an increase in the number of retail outlets operated by the Company during the Current Period and an increase in same store sales. Revenues in the Current Period were derived from the operation of twenty-five retail outlets, including one which closed in September 1996 and nineteen that opened in the Current Period. In the Prior Period, the Company operated seven retail outlets, of which two were closed in March and September 1996, respectively. On a comparative basis, Current Period same store sales increased 13.4% over the Prior Period.

Gross profits increased to $1,287,836 in the Current Period from $813,369 in the Prior Period. The increase was due to the increase in revenues and a decrease in the cost of sales as a percentage of revenues. Cost of sales increased to $676,533 in the Current Period from $513,551 in the Prior Period due to the increased sales. However, cost of sales as a percentage of revenues decreased to 34.4% in the Current Period from 38.7% in the Prior Period. This decrease was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $1,298,233 compared to $660,902 in the Prior Period. The increase in expenses are attributed primarily to the operation of additional stores and certain start up costs associated with the opening of the nineteen new locations. As a percentage of revenues, store operating and warehousing expenses increased to 65.5% of sales in the Current Period from 49.8% in the Prior Period.

General and administrative expenses increased to $1,296,704 in the Current Period from $963,025 in the Prior Period. The increase in general and administrative expenses results from additional expenses necessitated by the Company's growth, including increased administrative payroll and a $135,000 compensation charge for performance options issued to the Company's Chief Executive Officer pursuant to his employment agreement for increasing the number of retail outlets the Company is operating.

The Company's interest expense for the Current Period decreased to $72,110 from $85,910 in the Prior Period. The decrease resulted from the Company's repayment of its borrowings from proceeds from the sale of their investments.

During the Prior Period, in connection with the Company's initial public offering, the Company recorded accretion of discount on the convertible note payable in the amount of $95,945.

Interest income for the current period increased to $112,526 from $21,155 in the Prior Period. The increase resulted from the interest earned on the proceeds of the Company's initial public offering in December 1995. These proceeds were invested primarily in U.S.government securities pending their use.

The Current Period's net loss was $1,266,685, or $.32 per share as compared to the Prior Period's net loss of $971,258, or $.38 per share.

                          INTERNATIONAL CUTLERY, LTD.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

For the Thirteen Weeks Ended January 25, 1997 and January 27, 1996

During the thirteen week period from ended January 25, 1997 (the "Current Period"), the Company's revenues increased 63.0% to $1,221,833 from $749,617 for the period ended January 27, 1996 (the "Prior Period"). The increase in revenues is principally attributable to an increase in the number of retail outlets operated by the Company during the Current Period. Revenues in the Current Period were derived from the operation of twenty-five retail outlets, including one which closed in September 1996 and nine that opened in that period. In the Prior Period, the Company operated six retail outlets, of which two were closed in March and September 1996, respectively. On a comparative basis, Current Period same store sales increased 1.1% from the Prior Period.

Gross profits increased to $791,691 in the Current Period from $432,385 in the Prior Period. The increase was due to the increase in revenues and a decrease in the cost of sales as a percentage of revenues. Cost of sales increased to $430,142 in the Current Period from $317,232 in the Prior Period due to the increased sales. However, cost of sales as a percentage of revenues decreased to 35.2% in the Current Period from 42.3% in the Prior Period. This decrease was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $417,448 compared to $273,372 in the Prior Period. The increase in expenses are attributed primarily to the operation of additional stores. As a percentage of revenues, store operating and warehousing expenses decreased to 34.1% of sales in the Current Period from 36.5% in the Prior Period.

General and administrative expenses increased to $566,204 in the Current Period from $550,506 in the Prior Period. The Current Period included a $135,000 compensation charge for performance optoins issued to the Company's Chief Executive Officer pursuant to his employment agreement for increasing the number of retail outlets the Company is operating.

The Company's interest expense for the Current Period decreased to $33,715 from $45,790 in the Prior Period. This decrease stemmed from the repayment of its borrowings from proceeds from the sale of their investments. During the Prior Period, in connection with the Company's initial public offering, the Company recorded accretion of discount on the convertible note payable in the amount of $52,657.

Interest income for the Current Period increased to $51,624 from $21,155 in the Prior Period. The increase resulted from the interest earned on the proceeds of the Company's initial public offering in December 1995. These proceeds were invested primarily in U.S.government securities pending their use.

The Current Period's net loss was $174,051, or $.04 per share as compared to the Prior Period's net loss of $468,785, or $.15 per share.

                          INTERNATIONAL CUTLERY, LTD.

LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering in December 1995 (the "Offering") in which it sold 1,725,000 units, with each unit consisting of one share of common stock, $.01 par value (the "Common Stock"), one Class A warrant, and one Class B warrant at a price of $3.35 per unit. The Offering, which was declared effective on December 6, 1995, generated gross proceeds of $5,778,750 and after fees and expenses the Company received net proceeds of $4,527,079. The net proceeds of the Offering were used to repay $275,000 of outstanding promissory notes and to redeem a convertible debt instrument of the Company for $360,000. The remaining funds from the Offering are to be used as working capital and to finance the opening of additional stores. As of January 25, 1997, $337,362 of these funds remain on account to fund future operations.

In February 1996, the Company borrowed $200,000, bearing interest at a rate of 8.25% per annum, from a financial institution. The note is payable in March 1997 and is secured by a certificate of deposit. The company used the loan proceeds for working capital.

In the thirty-nine weeks ended, the Company opened nineteen new locations including eleven kiosk locations for an approximate cost of $925,000, exclusive of inventories.

As the Company opens new stores and kiosks it will incur immediate expenses while having to wait for the benefits of such stores which may negatively affect the Company's working capital. The Company believes that costs related to the opening of a store, exclusive of inventory, should average approximately $90,000 per store and $40,000 per kiosk. These opening costs are contained by the Company's practice of finding store locations that have previously been used as a retail store. If the Company is unable to find such locations, the cost of opening stores could be significantly higher, hindering the expansion of the Company.

The Company is currently planning a private placement offering of its Cumalative Convertible Preferred Stock to accredited investors for a minimum of $300,000, and a maximum of $1,000,000. There can be no assurance that the Company will be able to raise any funds from this, or any offering.

As of January 25, 1997, the Company has working capital of $847,218 and cash and cash equivalents of $394,594. The Company will require additional capital to fund operations until the Company reaches its break even point.

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

                          INTERNATIONAL CUTLERY, LTD.

PART II             OTHER INFORMATION

Item 6              Exhibits and Reports on Form 8-K:
                       (a)   Exhibits

                             Exhibit 27 - Financial Data Schedule

                       (b)   Reports on Form 8-K
                               None

                          INTERNATIONAL CUTLERY, LTD.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     /s/    Joel J. Silver
                                                     --------------------------
                                                     INTERNATIONAL CUTLERY, LTD.
                                                             (Registrant)


                                                     /s/   Joel J. Silver
                                                     --------------------------
Date:  March 10, 1997                                By:  Joel J. Silver
                                                     Title: President, Chief
                                                            Executive Officer
                                                            and Chief Accounting
                                                            Officer