Form 10-Q/A
period 1997-01-25
INTERNATIONAL CUTLERY LTD
filed 1997-03-13
CIK 944838

INTERNATIONAL CUTLERY, LTD.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934.

For the quarterly period ended January 25, 1997

                           International Cutlery, LTD.
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

                          INTERNATIONAL CUTLERY, LTD.

 Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
For the Thirty-Nine Weeks Ended January 25, 1997 and January 27, 1996

The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the thirty-nine week period ended January 25, 1997 (the "Current Period"), the Company's revenues increased 48.0% to $1,964,369 from $1,326,920 for the thirty-nine week period ended January 27, 1996 (the "Prior Period"). The increase in revenues are attributable to an increase in the number of retail outlets operated by the Company during the Current Period and an increase in same store sales. Revenues in the Current Period were derived from the operation of twenty-five retail outlets, including one which closed in September 1996 and nineteen that opened in the Current Period. In the Prior Period, the Company operated seven retail outlets, of which two were closed in March and September 1996, respectively. On a comparative basis, Current Period same store sales increased 2.1% over the Prior Period.

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


                                                     /s/    Joel J. Silver
                                                     --------------------------
                                                     INTERNATIONAL CUTLERY, LTD.
                                                             (Registrant)


                                                     /s/   Joel J. Silver
                                                     --------------------------
Date:  March 13, 1997                                By:  Joel J. Silver
                                                     Title: President, Chief
                                                            Executive Officer
                                                            and Chief Accounting
                                                            Officer