Form 10KSB
period 1997-04-26
INTERNATIONAL CUTLERY LTD
filed 1997-08-11
CIK 944838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K-SB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 26, 1997

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
--------------

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                         Name of exchange or which registered
-------------------                         ------------------------------------

Common Stock, Par Value $0.01                         OTC Bulletin Board
Class A Redeemable Common Stock Purchase
  Warrant                                             OTC Bulletin Board
Class B Redeemable Common Stock Purchase
  Warrant                                             OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                Class A Redeemable Common Stock Purchase Warrant Class B Redeemable Common Stock Purchase Warrant
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The Company's revenues for the year ended April 26, 1997 were $2,469,958.

As of June 30, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the NASDAQ Stock Market last sale price of $0.15 on June 30, 1997) was $489,383.(1)

As of July 15, 1997, there were 3,939,248 shares of the registrant's common stock outstanding.

----------

(1) On August 7, 1997, the Company's Common Stock, Class A Warrants and Class B Warrants (the "Securities") were delisted from the NASDAQ SmallCap Market for failure to meet the minimum maintenance requirements. The Company's Securities are currently quoted on the OTC Bulletin Board.

PART I.

Item 1.  DESCRIPTION OF BUSINESS

      The Company was formed to acquire existing cutlery retail outlets and to build and operate retail cutlery gift stores and kiosks, or "mini-stores," primarily in malls, department stores and transportation terminals throughout the United States. The cutlery retail stores and kiosks (collectively "retail outlets") offer cutlery, kitchen utensils, a variety of household items, shears and scissors, sporting knives, pocket knives, electrical shavers and related items, as well as on-site repairs for electrical shavers and knife sharpening. As of the close of the fiscal year, the Company operated twenty-four cutlery retail outlets, four of which it acquired from Hoffritz for Cutlery, Inc. ("Hoffritz"). The Company's business strategy is to emphasize the development and maintenance of its kiosk operations, while at the same time seek to open additional retail outlets. In accordance with this strategy, the Company opened nineteen new locations, including eleven kiosk locations, in the current year. The Company's site location strategy is to open additional outlets on the East Coast and then gradually expand nationally.

      The Company commenced operations on December 12, 1994 after entering into an agreement with PNC Bank, Kentucky, Inc. ("PNC") to purchase certain assets of CW Acquisitions, Inc. ("CW Acquisitions") in addition to acquiring the leases to four existing cutlery retail outlets from Hoffritz. In August, 1994, certain creditors of CW Acquisitions and Hoffritz filed involuntary petitions in the United States Bankruptcy Court for the Southern District of New York (the "Court") pursuant to Chapter 11 of the U.S. Bankruptcy Code, which petitions placed CW Acquisitions and Hoffritz into Chapter 11 reorganization proceedings on September 28, 1994. The CW Acquisitions and Hoffritz bankruptcy proceedings was dismissed from bankruptcy court on March 22, 1996, however, there are no plans to reorganize these entities since there are no remaining assets. Joel L. Silver, the Company's President and Chief Executive Officer, was the Chief Executive Officer, President and a principal stockholder of CW Acquisitions and a Director and Senior Executive Vice President of Hoffritz.

      In September 1995, the company entered into an agreement with Lifetime Hoan Corporation ("Lifetime"), the new owner of the Hoffritz name, and Alco Capital Group, Inc. ("Alco"), the former owner of the Hoffritz name, which provides that the Company must discontinue its use of the Hoffritz name on all of its stores by January 31, 1996. The agreement further provides that the Company may continue to use the Hoffritz name on all existing Hoffritz branded merchandise until March 31, 1996. In exchange for the use of the Hoffritz name, the Company is obligated to pay Lifetime a fee equal to one percent of the gross sales.

In addition, the Company is obligated to pay Lifetime a fee of two percent of the gross sales of Hoffritz branded merchandise subsequent to January 31, 1996. Lifetime has the option to purchase at the Company's retail selling price any unsold Hoffritz branded inventory existing on January 31, 1996. After March 31, 1996, Alco is obligated at the Company's option to purchase at the Company's cost any Hoffritz branded merchandise in the Company's possession. As of July 15, the Company has not exercised this option and has no plans to do so. Furthermore, the agreement fully releases the Company from any liability to Alco arising out of its past usage of the Hoffritz name.

      In addition to traditional retail stores, the Company intends to sell its products at kiosks. Kiosks are "mini-stores" located in common and high-traffic areas of shopping malls, as well as in department stores and transportation terminals, such as airports and railway stations. The kiosks are designed to carry the Company's most popular merchandise. The Company's kiosks are display cases arranged in a rectangular pattern designed to display the optimum amount of the Company's products based on the available space in the shopping mall. Eleven of the nineteen outlets opened in the current year were kiosks.

      The Company's business strategy is to offer products which are functional in purpose and distinctive in quality and design. The merchandise assortment is carefully selected to achieve and maintain such standards. Although the Company intends to derive a significant portion of its revenues from traditional items such as pocket knives and kitchen cutlery, the Company seeks to offer updated models within each category and to keep its merchandise mix varied and up-to-date. In addition, the Company augments its traditional merchandise offerings with a limited selection of unique gift-oriented items in order to maintain customer interest through the attractive nature of its product selection.

      The Company's objective is to offer high quality products with exceptional features at competitive everyday prices. The Company believes that it will be able to develop purchasing strength and merchandising knowledge, which will enable it to offer kitchen cutlery at prices which are lower than those charged by competing retailers for similar products. Although the Company's strongest selling merchandise has been in the category of cutlery and related items, management believes it can increase its sales of non-cutlery related items such as gifts and games, houseware, travel accessories and precision and optical instruments, by improving the selection and quantity of such items in its retail outlets. The Company intends to focus its pricing strategy on maximizing gross profit dollars per item. Products will compete for selling space and location on the basis of their gross profit dollar contribution. The Company believes that its product mix achieves a desirable balance between traditional items such as pocket knives and "impulse" products, such as key chains, with a shorter life cycle.

      In December 1995, the Company completed the Offering of 1,725,000 units, each unit consisting of one share of common stock, one class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant, at $3.35 per unit. The Offering generated net proceeds of $4,527,079 after deducting the underwriters' discounts and commissions and certain expenses of approximately $1,251,671. The Company used the funds to expand the operations of the Company and to open retail outlets.

      The Company was incorporated in the State of Delaware on September 20, 1994. The address of the Company is 127 West 25th Street, New York, New York 10001 and its telephone number is (212) 924-7300.

Item 2.  DESCRIPTION OF PROPERTY

The Company maintains its executive offices and warehouse at 127 West 25th Street, New York, NY, subject to a lease expiring on December 31, 2000.

The Company was operating 24 retail outlets on leased premises as of the close of the fiscal year. No additional retail outlets were opened between the close of the year and July 15, 1997. Summary property information is as follows:

Locations                    Lease Expiration Date   Entire Square Footage

World Trade Center           June 30, 1997           609 square feet
New York, New York

Bridgewater Commons Mall     August 31, 1998         875 square feet
Bridgewater, New Jersey

Adventura                    December 1, 1999        180 square feet
Miami Florida

South Shore Mall             January 31, 2000        216 square feet
Bayshore, New York

Montgomery Mall              January 31, 2000        206 square feet
Bethesda, Maryland

Willowbrook Mall             February 29, 2000       875 square feet
Wayne, New Jersey

Garden State Plaza Mall      February 28, 2000       192 square feet
Paramus, New Jersey

Rockaway                     November 25, 2001       144 square feet
Rockaway Townsquare

Danbury Fair Mall            January 31, 2001        553 square feet
Danbury, Connecticut

Freehold Raceway Mall        January 31, 2002        993 square feet
Freehold, New Jersey

Market Place                 January 31, 2002        450 square feet
Rochester, New York

Greece Ridge Center          January 31, 2002        180 square feet
Rochester, New York

Wilton Mall                  January 31, 2002        675 square feet
Saratoga Springs, New York

Shoppington Mall             January 31, 2002        440 square feet
Dewitt, New York

Great Northern Mall          January 31, 2002        481 square feet
Clay, New York

Rotterdam Square             January 31, 2002        650 square feet
Schenectady, New York

Irondequot Mall              January 31, 2002        600 square feet
Rochester, New York

Eastview                     January 31, 2002        645 square feet
Victor, New York

Broadway Mall                January 31, 2002        240 square feet
Hicksville, New York

Roosevelt Fields             January 31, 2002        300 square feet
Garden City, New York

Connecticut Post Mall        January 31, 2002        180 square feet
Milford, Connecticut

Trumbull Shopping Park       January 31, 2002        204 square feet
Trumbull, Connecticut

Crossgates Mall              January 31, 2002        158 square feet
Albany, New York

Galleria at Crystal Run      June 30, 2003           180 square feet
Middletown, New York

Item 3.  LEGAL PROCEEDINGS

On July 10, 1996, Milford Enterprises, Inc. ("Milford") filed a lawsuit against the Company in Philadelphia County, Pennsylvania for $28,401 for breach of a contract for Milford's construction of improvements to a Company store. The Company has meritorious defenses and counterclaims arising from Milford's work. The Company does not anticipate that the outcome of this litigation will have a material effect on the financial condition, results of operations, or cash flows of the Company.

Item 4.  MATTERS SUBMITTED TO SHAREHOLDER VOTE

None.

PART II.

Item 5.  MARKET INFORMATION

The high and low bid price of the Company's common stock for each quarter since its initial public offering, declared effective on December 6, 1995, through the close of its fiscal year on April 26, 1997 are as follows:

Start       End
Date        Date               High          Low
----        ----               ----          ---

12/7/95     1/31/96            8            6 1/4
2/1/96      4/27/96            7 3/8        5 1/4
4/29/96     7/31/96            7 3/8        3 3/8
8/1/96      10/31/96           3 3/4        1.4375
11/1/96     1/31/97            1.5625       .375
2/3/97      4/25/97            .59375       .125

The Company has not paid dividends to date.

Item 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently anticipated.

Results of Operations

The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the year ended April 26, 1997 (the "Current Year"), the Company's revenues increased 53.4% to $2,469,958 from $1,609,744 for the year ended April 27, 1996 (the "Prior Year"). The increase in revenues is attributable to an increase in the number of retail outlets operated by the Company during the Current Year and an increase in same store sales. Revenues in the Current Year were derived from the operation of twenty-five retail outlets, of which one was closed in September 1996 and nineteen that opened in that year. In the Prior Year, the Company operated seven retail outlets, of which two were closed in March 1995 and September 1996, respectively.

Gross profit increased to $1,437,051 in the Current Year from $937,995 in the Prior Year. The increase was due to the increase in revenues and offset by a slight increase in the cost of sales as a percentage of revenues. Cost of sales increased to $1,032,907 in the Current Year from $671,749 in the Prior Year due to the increased sales. Cost of sales as a percentage of revenues increased to 41.8% in the Current Year from 41.7% in the Prior Year.

During the Current Year, store operating and warehousing expenses were $2,395,418 compared to $934,262 in the Prior Year. The increase in expenses is attributed primarily to the operation of additional stores and costs associated with the opening of the nineteen new locations. As a percentage of revenues, store operating and warehousing expenses increased to 97.0% of sales in the Current Year from 58.0% in the Prior Year.

General and administrative expenses decreased to $1,329,291 in the Current Year from $1,345,368 in the Prior Year. The decrease in general and administrative expenses results from cost cutting measures employed by the Company and are partially offset by the $135,000 compensation charge associated to the performance stock options in the current year.

The Company's interest expense for the Current Year decreased to $83,254 from $190,197 in the Prior Year. The decrease resulted from the Company's repayment of its borrowings from proceeds from the sale of its investments. During the Prior Year, in connection with the Company's initial public offering, the Company recorded accretion of discount on the convertible note payable in the amount of $160,000.

Interest income for the current year increased to $104,167 from $69,195 in the Prior Year. The increase resulted from the interest earned on the proceeds of the Company's initial public offering in December 1995. These proceeds were invested primarily in U.S.government securities pending their use.

The Current Year's net loss was $2,266,745 or $.58 per share as compared to the Prior Year's net loss of $1,462,637 or $.50 per share.

Liquidity and Capital Resources

The Company completed an initial public offering in December 1995 (the "Offering") in which it sold 1,725,000 units, with each unit consisting of one share of common stock, $.01 par value (the "Common Stock"), one Class A warrant, and one Class B warrant at a price of $3.35 per unit. The Offering, which was declared effective on December 6, 1995, generated gross proceeds of $5,778,750 and after fees and expenses the Company received net proceeds of $4,527,079. The net proceeds of the Offering were used to repay $275,000 of outstanding promissory notes and to redeem a convertible debt instrument of the Company for $360,000. The remaining funds from the Offering were used to finance the opening of additional stores and for working capital purposes.

In February 1996, the Company borrowed $200,000, bearing interest at a rate of 8.25% per annum, from a financial institution for working capital and repaid the note in March 1997.

In April 1997, the Company received a line of credit from the Company's president whereby the Company may receive advances up to $250,000. Advances under the line bear interest at 8% per annum and are due upon thirty days demand. At April 26, 1997, the Company was advanced $100,000.

In April 1997, the Company issued a note to a director of the Company for $50,000. The note bears interest at 8% per annum and is due upon thirty days demand.

In the Current Year, the Company opened nineteen new locations including eleven kiosk locations for an approximate cost of $992,000, exclusive of inventories.

Cash requirements for the foreseeable future will include funds needed to sustain the cash used in operations and additional capital to open new stores to achieve a level of profitability. The Company is currently negotiating for short-term financing and anticipates raising additional capital through a private placement. There can be no assurance that the Company will be able to raise such financing on acceptable terms, if at all. In addition, there can be no assurance that such financing will not be dilutive to existing stockholders. Failure to raise capital when needed could have a material adverse effect on the financial condition and results of operations of the Company.

Seasonality

Due to the importance of the Christmas selling season, the Company anticipates that revenue in the third fiscal quarter will constitute a disproportionate amount of annual net sales. The Company's annual earnings are expected to be substantially dependent on results of operations in the Christmas selling season. Unfavorable economic conditions affecting retailers generally during the Christmas selling season or in any other period could materially adversely affect the Company's results of operations for the period. The Company must also make decisions regarding how much inventory to buy well in advance of the season in which it will be sold, especially for the Christmas selling season. Significant deviations from projected demand for products may have a material adverse effect on the Company's sales, profitability and financial condition.

Inflation

There was no significant impact on the Company's operations as a result of inflation during the Current Year, or the Prior Year.

Item 7. FINANCIAL STATEMENTS

                           INTERNATIONAL CUTLERY, LTD.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                 APRIL 26, 1997

                          INDEX TO FINANCIAL STATEMENTS

                           INTERNATIONAL CUTLERY, LTD.

INDEPENDENT AUDITORS' REPORT                                         F-2

BALANCE SHEET                                                        F-3

STATEMENTS OF OPERATIONS                                             F-4

STATEMENTS OF STOCKHOLDERS' EQUITY                                   F-5

STATEMENTS OF CASH FLOWS                                       F-6 - F-7

NOTES TO FINANCIAL STATEMENTS                                 F-8 - F-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of International Cutlery, Ltd.

We have audited the accompanying balance sheet of International Cutlery, Ltd. as of April 26, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended April 26, 1997 and April 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cutlery, Ltd. as of April 26, 1997, and the results of its operations and its cash flows for the years ended April 26, 1997 and April 27, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at April 26,1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 Rothstein, Kass & Company, P.C.

Roseland, New Jersey
July 7, 1997

                           INTERNATIONAL CUTLERY, LTD.

                                  BALANCE SHEET
                                 April 26, 1997

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $    46,264
   Inventories                                          1,110,986
   Other current assets                                     2,293
                                                      -----------
         Total current assets                                         $1,159,543

STORE FIXTURES AND DISPLAYS AND LEASEHOLD
 IMPROVEMENTS, less accumulated depreciation and
 amortization                                                          1,187,750

OTHER ASSETS                                                              49,488
                                                                      ----------
                                                                      $2,396,781
                                                                      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable, related parties                     $   150,000
   Accounts payable and other current liabilities       1,208,105
                                                      -----------
         Total current liabilities                                    $1,358,105

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
    authorized 1,000,000 shares, none issued
   Common stock, $.01 par value,
    authorized 10,000,000 shares,
    issued and outstanding 3,939,248 shares                39,392
   Capital in excess of par value                       5,101,686
   Accumulated deficit                                 (4,093,552)
   Notes receivable arising from stock purchase
    agreements                                             (8,850)
                                                      -----------
         Total stockholders' equity                                    1,038,676
                                                                      ----------
                                                                      $2,396,781
                                                                      ==========


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF OPERATIONS


                                                         Year           Year
                                                        Ended          Ended
                                                       April 26,      April 27,
                                                         1997           1996
                                                     -----------    ------------

NET SALES                                            $ 2,469,958    $ 1,609,744

COST OF SALES                                          1,032,907        671,749
                                                     -----------    -----------

GROSS PROFIT                                           1,437,051        937,995
                                                     -----------    -----------

STORE AND WAREHOUSE EXPENSES                           2,395,418        934,262

GENERAL AND ADMINISTRATIVE EXPENSES                    1,329,291      1,345,368
                                                     -----------    -----------
                                                       3,724,709      2,279,630
                                                     -----------    -----------

LOSS FROM OPERATIONS                                  (2,287,658)    (1,341,635)

OTHER INCOME (EXPENSE):
   Interest expense                                      (83,254)      (190,197)
   Interest income                                       104,167         69,195
                                                     -----------    -----------

NET LOSS                                             $(2,266,745)   $(1,462,637)
                                                     ===========    ===========


NET LOSS PER SHARE OF COMMON STOCK                   $      (.58)   $      (.50)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    3,939,248      2,894,296
                                                     ===========    ===========


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                              Common Stock       Capital In
                           -------------------   Excess of   Accumulated    Notes
                            Shares     Amount    Par Value     Deficit    Receivable
                           ---------   -------   ----------  -----------  ----------
BALANCES,
 April 29, 1995            2,124,060   $21,241   $ 447,759   $  (364,170) $  (8,850)

COMMON STOCK issued
 for services                 15,000       150      29,850

SALES OF COMMON
 STOCK, net of expenses    1,800,188    18,001   4,624,077

NET LOSS                                                      (1,462,637)
                           ---------   -------   ----------  -----------  ---------
BALANCES,
 April 27, 1996            3,939,248    39,392   5,101,686    (1,826,807)    (8,850)

NET LOSS                                                      (2,266,745)
                           ---------   -------   ----------  -----------  ---------
BALANCES,
 April 26, 1997            3,939,248   $39,392   $5,101,686  $(4,093,552) $  (8,850)
                           =========   =======   ==========  ===========  =========


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF CASH FLOWS

                                                             Year          Year
                                                            Ended         Ended
                                                           April 26,     April 27,
                                                             1997          1996
                                                         -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(2,266,745)  $ (1,462,637)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            139,720         55,539
    Compensation earned pursuant to performance
     stock option agreement                                  135,000
    Issuance of common stock for services                                    30,000
    Deferred rent                                                           (11,470)
    Changes in operating assets and liabilities:
      Increase in inventories                               (357,823)      (437,607)
      Decrease in other current assets                        17,829            792
      Increase in accounts payable and other current
       liabilities                                           523,351        241,357
                                                         -----------   ------------

NET CASH USED IN OPERATING ACTIVITIES                     (1,808,668)    (1,584,026)
                                                         -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investments                 2,115,943     10,000,000
   Acquisition of store fixtures and displays and
    leasehold improvements                                (1,019,760)      (232,865)
   Payments for purchases of investments, including
    prepaid interest of $16,903                                         (12,115,943)
   Other assets                                              (31,942)       (13,701)
                                                         -----------   ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        1,064,241     (2,362,509)
                                                         -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from (repayments of) note payable               (200,000)        50,000
   Proceeds from notes payable, related parties              150,000
   Proceeds from due to broker                                              600,000
   Repayments of due to broker                                             (600,000)
   Proceeds from sales of common stock, net of expenses                   4,697,078
                                                         -----------   ------------

NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES         (50,000)     4,747,078
                                                         -----------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (794,427)       800,543

CASH AND CASH EQUIVALENTS, beginning of year                 840,691         40,148
                                                         -----------   ------------

CASH AND CASH EQUIVALENTS, end of year                   $    46,264   $    840,691
                                                         ===========   ============


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                                                             Year        Year
                                                            Ended       Ended
                                                           April 26,   April 27,
                                                             1997        1996
                                                         -----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid for interest                                  $   83,254   $  196,394
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Issuance of common stock for services                 $    --      $   30,000
                                                         ==========   ==========


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION:

      International Cutlery, Ltd. (the Company) was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates twelve cutlery retail stores and twelve kiosks located in New York, New Jersey, Connecticut, Maryland and Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Reporting Period - The Company employs a 52-53 week accounting period ending the Saturday closest to April 30.

      Inventories - Inventories are stated at the lower of cost or market determined by the retail inventory method on the average cost basis.

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the balance sheet.

      Store Fixtures and Displays and Leasehold Improvements - Store fixtures and displays and leasehold improvements are stated at cost. Depreciation on store fixtures and displays are computed using the straight-line method over their estimated useful lives ranging from five to ten years. Leasehold improvements are being amortized using the straight-line method over the respective lives of the leases.

      Income Taxes - The Company complies with the Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," requiring an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

      Loss Per Common Share - Loss per share of common stock is based upon the weighted average number of shares outstanding and gives effect to the 1 for 1.33 reverse stock split in September 1995 (Note 9). Common stock options and purchase warrants have not been considered in the calculation of earnings per share since the effect would be antidilutive.

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

      Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amount of long-lived assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The amount of the impairment loss is determined as the difference by which the carrying amount of the asset exceeds the fair value of the asset.

      Newly Issued Accounting Standard - On March 3, 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income
      (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. Management does not believe that SFAS No. 128 will have a material impact upon historical net loss per share as reported.

NOTE 3 - UNCERTAINTY - ABILITY TO CONTINUE AS A GOING CONCERN:

      The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $2,267,000 and $1,463,000 for the years ended April 26, 1997 and April 27, 1996, respectively, and has a working capital deficit of approximately $199,000 at April 26, 1997. The Company is in the process of seeking additional equity or debt financing. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem, obtain credit and attain profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 4 - STORE FIXTURES AND DISPLAYS AND LEASEHOLD IMPROVEMENTS:

      Store fixtures and displays and leasehold improvements consist of the following:

                Store fixtures and displays                        $1,109,287
                Leasehold improvements                                290,927
                                                                   ----------
                                                                    1,400,214
                Accumulated depreciation and amortization            (212,464)
                                                                   ----------
                                                                   $1,187,750
                                                                   ==========

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES:

      Accounts payable and other current liabilities consist of the following:

                Trade payables                                     $  565,525
                Construction payables                                 196,328
                Accrued expenses                                      114,380
                Sales tax payables                                    196,872
                Accrued performance stock options                     135,000
                                                                   ----------

                                                                   $1,208,105
                                                                   ==========

NOTE 6 - INCOME TAXES:

      At April 26, 1997, the Company recorded deferred income tax assets aggregating approximately $1,665,000, arising principally from the net operating loss carryforwards. Valuation allowance in the same amount has been recorded, since management considers it more likely than not that the Company will not realize all of the tax benefits.

      A reconciliation of income tax expense (credit) to the Federal statutory rate follows:

                                                              Year       Year
                                                              Ended      Ended
                                                             April 26, April 27,
                                                              1997       1996
                                                             --------- ---------

      Income tax benefit computed at Federal statutory rate  (34.0)%     (34.0)%
      State income tax, net of Federal tax                    (6.8)       (7.7)
      Valuation allowance                                     40.8        41.7
                                                             -----      ------
      Income taxes                                               0%          0%
                                                             =====      ======

      The net deferred tax asset as of April 26, 1997 is as follows:

                Net operating loss carryforward                    $1,538,000
                Asset basis difference, fixed assets                   72,000
                Accrued performance stock options                      55,000
                                                                   ----------
                                                                    1,665,000

                Valuation allowance for deferred tax asset         (1,665,000)
                                                                   ----------
                                                                   $   --
                                                                   ==========

           In April 26, 1997, the Company has Federal and state net operating loss carryforwards of approximately $3,700,000, expiring between 2002 and 2012.

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS:

      In April 1997, the Company received a line of credit from the Company's president whereby the Company may receive advances up to $250,000. Advances under the line bear interest at 8% per annum and are due upon thirty days demand. At April 26, 1997, the Company was advanced $100,000.

      In April 1997, the Company issued a note to a director of the Company for $50,000. The note bears interest at 8% per annum and is due upon thirty days demand.

      The Company leased a warehouse from a partnership controlled by the Company's president. In December 1995, the Company terminated its lease. Rent expense for the year ended April 27, 1996 was approximately $31,000.

      During the period ended April 29, 1995, the Company borrowed $150,000 from a director. The loan was repaid in December 1995. Interest expense at 12% per annum for the year ended April 27, 1996 was approximately $18,000.

      In September 1994, the Company entered into stock purchase agreements to issue 676,692 shares of its common stock for $9,000. At April 26, 1997, the Company had notes receivable aggregating $8,850 arising from the stock purchase agreements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

      The Company leases its stores and warehouse space under long-term operating leases which expire at various dates through 2003. Certain leases require the Company to pay for common area maintenance charges, real estate taxes and rentals based upon operating expenses. In addition, certain leases provide for a contingent rent calculated on a percentage of store sales.

      Aggregate future minimum rental payments are approximately as follows:

                Year ending in April:
                       1998                                         $  868,000
                       1999                                            839,000
                       2000                                            794,000
                       2001                                            667,000
                       2002                                            388,000
                Thereafter                                              46,000
                                                                    ----------
                                                                    $3,602,000
                                                                    ==========

      Rent expense, including common area maintenance charges, real estate taxes and other operating expenses for the years ended April 26, 1997 and April 27, 1996, was approximately $966,000 and $382,000, respectively.

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

      The Company has entered into a two year employment agreement with its president expiring in December 1997 for an annual salary of $300,000. The Company has employment agreements with two other officers providing for annual compensation aggregating $190,000 expiring in periods through May 1999.

NOTE 9 - STOCKHOLDERS' EQUITY:

      In June 1995, the Company completed a private placement to sell 75,188 shares of common stock for $150,000 ($2.00 per share) prior to the related fees and expenses of approximately $35,000.

      In September 1995, the Board of Directors approved a resolution to effect a reverse stock split of 1 share for 1.33 shares. Accordingly, all number of shares and per share data have been restated to reflect this stock split.

      In November 1995, the Company issued 15,000 shares of common stock in consideration for legal services provided to the Company. The cost of the services has been charged to operations.

      In December 1995, the Company completed its IPO. Through the offering, the Company sold 1,725,000 units consisting of one share of common stock, one Class A redeemable common stock purchase warrant and one Class B redeemable common stock purchase warrant at $3.35 per unit, which generated net proceeds of $4,527,079, after underwriters' commissions and offering expenses of $1,251,671. As of April 26, 1997, no warrants were exercised.

      In December 1995, the Company adopted a non-qualified performance stock option plan. The plan provides for the president to receive options for up to five years, to purchase 112,500 shares of common stock for every six locations opened, up to an aggregate of 450,000 shares. The performance options are exercisable at par value ($.01) per share. During the year ended April 26, 1997, the president, earned options to buy 337,500 shares of common stock of the Company pursuant to the performance stock option agreement and therefore, the Company has recorded $135,000 as compensation expense. During the year ended April 26, 1997 no options were granted.

Item 8. CHANGES IN ACCOUNTANTS.
None.

PART III

Item 9. MANAGEMENT

Executive Officers and Directors

The executive officers and directors of the Company as of April 26, 1997 are as follows:

Directors and Executive Officers

The directors and executive officers of the Company, together with their ages and a brief description of their employment history are as follows:

Name                 Age       Position
----                 ---       --------

Joel J. Silver       60        President, Chairman of the Board, Chief Executive
                               Officer and Chief Financial Officer

Lawrence N. Silver   36        Treasurer, Secretary and Vice President of
                               Operations and Merchandising

Martin S. Begun      63        Director

Caryn N. Silver      32        Executive Vice President, and Director

Norman Wolf          66        Director

Joel J. Silver has been President, Chief Executive Officer, Chief Financial Officer and a Director since the Company's inception. Mr. Silver co-founded CW Acquisitions, Inc. in 1990 and served from its inception as a director and until 1993, as senior executive vice president. In June 1993, Mr. Silver was appointed CW Acquisitions, Inc.'s co-chairman, president and chief executive officer. Mr. Silver was also a director, president, treasurer, and secretary of Hoffritz Holding Company, Inc. and a director and senior executive vice president of each of Hoffritz For Cutlery, Inc. and Edwin Jay Inc., a subsidiary of Hoffritz for Cutlery, Inc., which positions he held for approximately 19 years. In August 1994, certain creditors of CW Acquisitions, Inc. and the above three Hoffritz entities filed involuntary petitions in the Court pursuant to Chapter 11 of the U.S. Bankruptcy Code, which petitions on September 28, 1994, placed the companies into Chapter 11 reorganization proceedings. The bankruptcy proceeding was dismissed on March 22, 1996. From 1970 to 1972, Mr. Silver served as first deputy commissioner in the New York Housing Development Administration Department of Rent and Housing Maintenance. From 1960 to 1970 and 1972 to 1975, Mr. Silver was engaged in private legal practice. Mr. Silver is also a director of two public companies, Claire's Stores, Inc., a retail seller of costume jewelry with over 1,400 stores and Acorn Venture Capital Corporation, a venture capital company which invests in a variety of businesses. Mr.

Silver received a B.S. in accounting from New York University and a J.D. from New York Law School in 1960.

Lawrence N. Silver has served as the Company's Treasurer and Secretary since inception. Mr. Silver was initially employed by Hoffritz For Cutlery, Inc. as an internal Auditor. He then became a Sales Audit Manager, an Assistant District Manager, a District Manager, a Manager of Expense Control and finally the Assistant Director of Operations. Mr. Silver was employed in such capacities from 1989 until its creditors placed the company into Chapter 11 reorganization proceedings in August 1994. From 1987 to 1989, he was employed by Brown Brothers Harriman & Company Securities Division as a foreign clerk and from 1985 to 1987, he was employed by the Bank of New York as a journal clerk. Mr. Silver received a B.B.A. in Management from Adelphi University.

Martin S. Begun was elected a director of the Company in November 1994. Since 1963, Mr. Begun has been employed in a variety of positions by New York University Medical Center and School of Medicine. Since 1979, he has been the vice president of external affairs and associate dean of New York University Medical Center and School of Medicine. Mr. Begun has been a member of the Battery Park City Authority since 1991. Since 1986 he has been a director of Lechter's, Inc., a public company engaged in the special retailing of housewares. Mr. Begun has a long history of community service serving on a variety of advisory panels and is the author of numerous academic articles. Mr. Begun received his B.A. from the University of Wisconsin in 1953 and received his M.A. from Columbia University in 1955.

Caryn N. Silver was elected a Director of the Company in November 1994 and became Executive Vice President of the Company as of May 1, 1996. Since 1989, Ms. Silver had been employed by the jewelry manufacturer Andin International and served as Director of Sales there. In 1988, Ms. Silver worked as a merchandise coordinator for Hoffritz For Cutlery, Inc. Ms. Silver received her B.A. in marketing from George Washington University in 1986 and received her MBA in marketing and international business from the New York University Leonard N. Stern School of Business in 1988.

Norman Wolf was elected a director of the Company in November 1994. Since 1990, Mr. Wolf has been the president of Carole Wren, Inc., a clothing manufacturer. Mr. Wolf has been in the business of apparel manufacturing for approximately 50 years.

The by-laws of the Company provide that the authorized number of directors shall be as set by the Board of Directors but shall not be less than three, unless all of the outstanding shares are owned beneficially and of record by less than three stockholders, in which event the number of directors shall not be less than the number of stockholders permitted by statute. The authorized number is presently five. The directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. There are no agreements with respect to the election of directors except that HGI, Inc., underwriter to the Company's initial public offering, has the right to nominate a director and the Company is obligated to use its best efforts to elect such individual. As of the date of this filing, HGI has not designated a nominee to serve as a director. The Company has not to date paid directors fees for service on the Board of Directors or any committee thereof.

Each officer of the Company serves at the discretion of the Board of Directors. Joel J. Silver is the father of Lawrence N. Silver and Caryn N. Silver. Otherwise, there are no family relationships among any other directors or officers of the Company.

Joel J. Silver, Lawrence N. Silver, Martin Begun, Norman Wolf and Caryn N. Silver may be deemed "Parents" and/or "Founders" of the Company as such terms are defined under the federal securities laws.

10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the fiscal years ended April 26, 1997 (referred to as "1997" in this table) and the period ended April 27, 1996 (referred to as "1996" in this table) and the period ended April 29, 1995 (referred to as "1995" in this table) paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum and up to two persons whose compensation exceeded $100,000 during the above fiscal years although they were not executive officers at the end of such years.

Name and Principal                             Restricted                   Other
Position                Year  Salary    Bonus    Stock     Options/SARs  Compensation
-------------------------------------------------------------------------------------

Joel Silver             1997  $300,000
President, Chief
Executive Officer       1996  $300,000

                        1995  $100,000

Caryn Silver            1997  $110,000

Employment Agreements

On December 11, 1996 the Company entered into a two-year employment agreement with Joel J. Silver, President, Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Silver's annual salary will be $300,000 commencing upon the completion of the Offering. For a period of twenty-four (24) months, commencing at December 6, 1995, the Company will not increase or authorize an increase in the compensation of its two most highly paid officers without the consent of HGI, Inc., underwriter to the Company's initial public offering.

On March 28, 1996 the Company entered into a three year employment agreement with Caryn Silver effective May 1, 1996. Pursuant to the agreement, Ms. Silver's annual salary will be $110,000. Ms. Silver is eligible to receive a bonus of up to $25,000 based on the pretax profitability of the Company.

In July, 1996 the Company entered into a three year employment agreement with Laurence Silver. Pursuant to the agreement, Mr. Silver's annual salary will be $80,000. Mr. Silver is eligible to receive raises at the discretion of the Board.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of April 26, 1997, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each director of the Company and all officers and directors as a group. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.

                                  Percentage of
                               Common Stock Owned
                               ------------------

Name                          Shares Owned                 Offering(2)
----                          ------------                 -----------
Joel J. Silver(1)               1,014,192                     23.7%

Esther J. Silver                  225,564                      5.7%

Caryn J. Silver                   225,564                      5.7%

Lawrence N. Silver                225,564                      5.7%

All officers and
directors as a group
(7 persons)                     1,014,192                     23.7%

(1) Joel J. Silver, the Company's President, does not directly own any shares of Common Stock. However, Mr. Silver has entered into agreements with each of Esther S. Silver, Caryn S. Silver and Lawrence N. Silver the other above individuals (all members of his immediate family) which give Mr. Silver the right to vote such shares on any matter that may be put before the stockholders for consideration and therefore is deemed to be the beneficial holder of the 676,692 shares of Common Stock owned directly by them. Includes 337,500 shares of Common Stock issuable to Mr. Silver upon exercise of Performance Options earned by, but not yet issued to, Mr. Silver. Does not include up to 112,500 shares of Common Stock issueable upon the exercise of Performance Options which may be granted in the future.

(2) Does not include any shares of Common Stock issuable upon the exercise of any of the Company's outstanding Warrants.

Item 13. CERTAIN TRANSACTIONS

      On August 22 and August 24, 1994, respectively, certain creditors of CW Acquisitions and Hoffritz filed involuntary petitions in the U.S. Bankruptcy Court for the Southern District of New York (the "Court") pursuant to Chapter 11 of the U.S. Bankruptcy Code, which petitions on September 28, 1994 placed CW Acquisitions and Hoffritz into Chapter 11 reorganization proceedings. PNC, a secured creditor of CW Acquisitions, holds security interests in all the assets of

CW Acquisitions and agreed to allow CW Acquisitions to sell certain assets to the Company, subject to the lien which PNC retains on certain of the Company's inventory acquired from CW Acquisitions, which inventory had a retail value of approximately $426,000 as of September 30, 1995. Bankruptcy proceeding were dismissed on March 22, 1996 and there are no plans to reorganize these companies. Joel J. Silver, the Company's President and Chief Executive Officer, was the Chief Executive Officer, President, and a principal stockholder of CW Acquisitions and a Director and Senior Executive Vice President of Hoffritz.

      The assets purchased from CW Acquisitions consist of (i) approximately $550,000 worth of inventory (at retail price); (ii) CW Acquisitions' furniture and fixtures; and (iii) the following trademarks: "Cutlery World," "Cutlery World" with design, "Sharp Talk," "Shaver Sharp" and "Shavers World." On March 16, 1995, the Court approved the sale of such assets by CW Acquisitions to the Company. The purchase price for the assets is an amount equal to the greater of:
(i) 1/3 of the retail selling price of the inventory, which shall be due and payable to PNC every two weeks as such inventory is sold; or (ii) $100,000. As of July 15, 1996, the Company has paid to PNC approximately $29,000. Joel J. Silver has personally guaranteed the payment to PNC of $100,000.

      In addition, Hoffritz assigned to the Company the leases to four Hoffritz stores. Hoffritz secured the approval of the Court for the assignments. The purchase price for this transaction consisted of (i) $2,500 per store; (ii) the agreement by the Company to pay certain unpaid rents due for the period commencing in the Summer of 1994 through December 11, 1994 aggregating $147,851, which has been paid; and (iii) the assumption of the future rents for the stores. In connection with the Hoffritz transaction, the Company also negotiated directly with the landlord to operate a fifth Hoffritz store located in Grand Central Station, New York City, which it was forced to vacate in March 1996 due to renovations in Grand Central Station.

      In December 1994, the Company borrowed $100,000 from the Company's President, which loan was repaid in March 1995 and $150,000 from Norman Wolf, a Director of the Company. The note to Norman Wolf bore interest at 12% and was repaid at the closing of the Initial Public Offering.

      In October and November 1995, the Company borrowed an aggregate of $125,000 from Joel Pashcow, Alan Adler and Bruce Adler, three principal stockholders of the Company. The notes representing such loans bore interest at 12% and were repaid at the closing of the Initial Public Offering. The notes were secured by a lien, second in priority, on all of the Company's inventory.

      The Company's lease at the Smithhaven Mall location expired September 1996, and the Company vacated the location on September 3, 1996.

      The Company rented 6,000 feet of warehouse space from 24th Street Associates, a New York general partnership which is owned 50% by Joel J. Silver, the Company's president and 50% by his brother J. Leonard Silver. The warehouse space was rented at $10.00 per foot per year. The Company vacated such warehouse space in December 1995 and currently rents 7,500 square feet of warehouse space at the rate of $57,000 per year from a non-affiliated party.

      The Company has adopted a board resolution that all future transactions, including loans, between the Company and its officers, directors, principal stockholders, and their affiliates must be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10K-SB to be filed in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 11th day of August, 1997.

                                            International Cutlery, Inc.

                                            By: /s/ Joel Silver
                                               -----------------------------
                                               Joel Silver
                                               Chairman and Chief
                                               Executive Officer