Form 10KSB/A
period 1997-04-26
INTERNATIONAL CUTLERY LTD
filed 1997-08-12
CIK 944838

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K-SB/A

                                Amendment No. 1

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

WE ARE HEREBY FILING AMENDMENT NO. 1 TO FORM 10-KSB THE FINANCIAL DATA SCHEDULE
EXHIBIT 27 WHICH WAS INADVERTENTLY LEFT OFF THE INITIAL FILING.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be filed in accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, to be signed on its behalf by the undersigned thereunto duly authorized in the City of New York and State of New York on the 12th day of August, 1997.

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