Form 10QSB
period 1997-07-26
INTERNATIONAL CUTLERY LTD
filed 1997-09-15
CIK 944838

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB



(Mark One)


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

     For the quarterly period ended            JULY 26, 1997
                                   -----------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
                                     ACT OF 1934

     For the transition period from                        to
                                  -----------------------    ---------------

         Commission file number                0-26874
                              ----------------------------------------------

                       INTERNATIONAL CUTLERY, LTD.
 ----------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

             DELAWARE                                      13-3796781
-----------------------------------------------------------------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

                   127 WEST 25TH STREET, NEW YORK, NEW YORK  10001
-----------------------------------------------------------------------------
                       (Address of principal executive offices)

                                (212) 924-7300
-----------------------------------------------------------------------------
                             (Issuer's telephone number)


-----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X        No
                                                     -------        ------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:    3,939,248 AS OF SEPTEMBER

                                                 ----------------------------
 11, 1997
-----------

     Transitional Small Business Disclosure Format (check one);
     Yes         No   X
         -----      -----

                             INTERNATIONAL CUTLERY, LTD.


PART I   FINANCIAL INFORMATION                                     PAGE

Item 1.  Financial Statements

         Balance Sheets as of
         July 26, 1997 and April 26, 1997                            3

         Statements of Operations for the
         Thirteen Weeks Ended July 26, 1997 and July 27, 1996        4

         Statements of Cash Flows for the
         Thirteen Weeks Ended July 26, 1997 and July 27, 1996        5

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition                     7-8

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                          9


PART II  OTHER INFORMATION                                           10

Item 6.  Exhibits and Reports on Form 8-K                            10

         Signature Page                                              11

                             INTERNATIONAL CUTLERY, LTD.


Item 1.  Financial Statements

                                    BALANCE SHEETS
                                     (UNAUDITED)

                                                      July 26,       April 26,
                                                      1997           1997
                                                 ------------   --------------

                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                    $    47,361    $    46,264
    Inventories                                      962,876      1,110,986
    Other current assets                               2,561          2,293
                                                 -----------    -----------
          Total current assets                     1,012,798      1,159,543

STORE FIXTURES AND DISPLAYS AND LEASEHOLD
 IMPROVEMENTS, less accumulated depreciation and
 amortization                                      1,156,025      1,187,750

OTHER ASSETS                                          62,607         49,488
                                                 -----------    -----------

                                                 $ 2,231,430    $ 2,396,781
                                                 -----------    -----------
                                                 -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable, related parties                $   300,000    $   150,000
    Accounts payable and other current
         liabilities                               1,516,264      1,208,105
                                                 -----------    -----------
         Total current liabilities                 1,816,264      1,358,105
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
     authorized 1,000,000 shares, none issued
    Common stock, $.01 par value,
     authorized 10,000,000 shares,
     issued and outstanding 3,939,248                 39,392         39,392
    Capital in excess of par value                 5,101,686      5,101,686
    Accumulated deficit                           (4,717,062)    (4,093,552)
    Notes receivable arising from stock purchase
      agreements                                      (8,850)        (8,850)
                                                 -----------    -----------
          Total stockholders' equity                 415,166      1,038,676
                                                 -----------    -----------

                                                 $ 2,231,430    $ 2,396,781
                                                 -----------    -----------
                                                 -----------    -----------

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             INTERNATIONAL CUTLERY, LTD.

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                 THIRTEEN WEEKS ENDED
                                            --------------------------------
                                                 July 26,       July 27,
                                                 1997                1996
                                            ---------------     ------------

NET SALES                                   $    510,104        $    359,372

COST OF SALES                                    212,152             143,127
                                            ------------        ------------

GROSS PROFIT                                     297,952             216,245
                                            ------------        ------------

STORE AND WAREHOUSE EXPENSES                     657,760             413,200

GENERAL AND ADMINISTRATIVE EXPENSES              262,691             391,503

                                            ------------        ------------

                                                 920,451             804,703
                                            ------------        ------------

LOSS FROM OPERATIONS                            (622,499)           (588,458)
                                            ------------        ------------


OTHER INCOME (EXPENSE):
    Interest expense                              (1,011)            (11,588)
    Interest income                                                   29,680
                                            ------------        ------------
                                                  (1,011)             18,092
                                            ------------        ------------

NET LOSS                                    $   (623,510)       $   (570,366)
                                            ------------        ------------
                                            ------------        ------------

LOSS PER SHARE OF COMMON STOCK              $       (.16)       $       (.14)
                                            ------------        ------------
                                            ------------        ------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            3,939,248           3,939,248
                                            ------------        ------------
                                            ------------        ------------

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                 INTERNATIONAL CUTLERY, LTD.

                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)



                                                                     THIRTEEN WEEKS ENDED
                                                                ------------------------------
                                                                     July 26,       July 27,
                                                                     1997           1996
                                                                -----------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (623,510)   $  (570,366)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                   38,851         17,099
    Amortization of bond premium                                                   10,500
    Changes in operating assets and liabilities:
       (Increase) decrease in:
         Inventories                                               148,110       (171,494)
         Other current assets                                         (268)       (51,100)
         Accounts payable and other current liabilities            308,159        (14,878)
                                                               -----------   ------------

NET CASH USED IN OPERATING ACTIVITIES                             (128,658)      (780,239)
                                                               -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for store fixtures and displays and
   leasehold improvements                                           (7,126)      (389,921)
  Payments for other assets                                        (13,119)
                                                               -----------   ------------

NET CASH USED IN INVESTING ACTIVITIES                              (20,245)      (389,921)
                                                               -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable, related parties                      150,000
  Proceeds from due to broker                                                     742,865
                                                               -----------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          150,000        742,865
                                                               -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,097       (427,295)

CASH AND CASH EQUIVALENTS, beginning of period                      46,264        840,691
                                                               -----------   ------------

CASH AND CASH EQUIVALENTS, end of period                       $    47,361   $    413,396
                                                               -----------   ------------
                                                               -----------   ------------



                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               INTERNATIONAL CUTLERY, LTD.

                              NOTES TO FINANCIAL STATEMENTS
                                       (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION:

          The financial statements included herein have been prepared by International Cutlery, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's April 26, 1997 Form 10-KSB/A.

NOTE 2 -  BUSINESS AND ORGANIZATION:

          International Cutlery, Ltd. was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates twelve cutlery retail stores and eleven kiosks located in New York, New Jersey, Connecticut, Maryland and Florida.

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

          USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          NEWLY ISSUED ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. Management does not believe that SFAS No. 128 will have a material impact upon historical net loss per share as reported.

                               INTERNATIONAL CUTLERY, LTD.

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results of those currently anticipated.

The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the thirteen week period ended July 26, 1997 (the "Current Period"), the Company's revenues increased 41.9% to $510,104 from $359,372 for the period from April 28, 1996 to July 27, 1996 (the "Prior Period"). The increase in revenues is partially attributable to an increase in the number of retail outlets operated by the Company during the current period. Revenues in the Current Period were derived from the operation of twenty-four retail outlets, one of which was closed in July 1997. In the Prior Period, the Company operated sixteen retail outlets, of which only four were open for the full quarter. On a comparative basis, Current Period same store sales decreased 12.6% from the Prior Period, store inventory levels were significantly lower than the previous year due to financial constraints.

Gross profit increased to $297,952 in the Current Period from $216,245 in the Prior Period. The increase was due to the increase in revenues and offset by an increase in the cost of goods sold as a percentage of revenues. Cost of goods sold increased to $212,152 in the Current Period from $143,127 in the Prior Period due to the increased sales. Cost of goods sold as a percentage of revenues increased to 41.6% in the Current Period from 39.8% in the Prior Period. This increase was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $657,760 compared to $413,200 in the Prior Period. The increase in expenses is attributed primarily to the operation of additional stores. As a percentage of revenues, store operating and warehousing expenses increased to 129.0% of sales in the Current Period from 115.0% in the Prior Period.

General and administrative expenses decreased to $262,691 in the Current Period from $391,503 in the Prior Period. The decrease in general and administrative expenses results from cost cutting measures employed by the Company including a decrease in administrative payroll.

The Company's interest expense for the Current Period decreased to $1,011 from $11,588 in the Prior Period. This decrease resulted from the Company's repayment of its borrowings from a financial institution.

Interest income, which was $29,680 in the Prior Period resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested primarily in U.S.government securities pending their use. The Company did not have interest income in the Current Period.

The Current Period's net loss was $623,510, or $.16 per share as compared to the Prior Period's net loss of $570,366, or $.14 per share.

                               INTERNATIONAL CUTLERY, LTD.

                            LIQUIDITY AND CAPITAL RESOURCES

The Company completed an initial public offering in December 1995 (the "Offering") in which it sold 1,725,000 units, with each unit consisting of one share of common stock, $.01 par value (the "Common Stock"), one Class A warrant, and one Class B warrant at a price of $3.35 per unit. The Offering, which was declared effective on December 6, 1995, generated gross proceeds of $5,778,750 and after fees and expenses the Company received net proceeds of $4,527,079.
The net proceeds of the Offering were used to repay $275,000 of outstanding promissory notes and to redeem a convertible debt instrument of the Company for $360,000. In April 1997, the Company received a line of credit from the Company's president whereby the Company may receive advances up to $250,000. Advances under this line bear interest at 8% per annum and are due upon thirty days demand. During the Current Period, the Company funded its operating loss by borrowing an additional $150,000 through a line of credit from the Company's president.

In April 1997, the Company issued a note to a director of the Company for $50,000. The note bears interest at 8% per annum and is due upon thirty days demand.

As the Company opens new stores and kiosks it will incur immediate expenses while having to wait for the benefits of such stores which may negatively affect the Company's working capital. The Company believes that costs related to the opening of a store, exclusive of inventory, should average approximately $75,000 per store and $50,000 per kiosk. These opening costs are contained by the Company's practice of finding store locations that have previously been used as a retail store. If the Company is unable to find such locations, the cost of opening stores could be significantly higher, hindering the expansion of the Company.

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

                               INTERNATIONAL CUTLERY, LTD.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

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



                                        -----------------------------------
                                        INTERNATIONAL CUTLERY, LTD.
                                                  (Registrant)


                                        /s/ Joel J. Silver
                                        -----------------------------------
Date:  September 15, 1997               By:  Joel J. Silver
                                        Title:  President, Chief Executive
                                        officer and Chief Financial Officer