Form 10QSB
period 1997-10-25
INTERNATIONAL CUTLERY LTD
filed 1997-12-09
CIK 944838

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
                                  ACT OF 1934

     For the quarterly period ended                   October 25, 1997
                                    -------------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
                                  ACT OF 1934

     For the transition period from                      to
                                   ---------------------   --------------------

         Commission file number                       0-26874
                               ------------------------------------------------

                           International Cutlery, Ltd.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                                13-3796781
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

                       127 West 25th Street, New York, New York  10001
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                    (212) 924-7300
-------------------------------------------------------------------------------
                          (Issuer's telephone number)



   (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.           Yes    X        No
                            -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:    10,189,248
as of November 4, 1997

     Transitional Small Business Disclosure Format (check one);
     Yes         No   X
         ----       ----

                          INTERNATIONAL CUTLERY, LTD.


PART I                        FINANCIAL INFORMATION                                        PAGE
------                        ---------------------                                        ----
Item 1.                       Financial Statements

                              Balance Sheets as of October 25, 1997 and April 26,
                              1997                                                           3

                              Statements of Operations for the Twenty-Six Weeks
                              Ended October 25, 1997 and October 26, 1996                    4

                              Statements of Operations for the Thirteen Weeks
                              Ended October 25, 1997 and October 26, 1996                    5

                              Statements of Cash Flows for the Twenty-Six Weeks
                              Ended October 25, 1997 and October 26, 1996                    6
                              Notes to Financial Statements                                  7

Item 2.                       Management's Discussion and Analysis of Results of
                              Operations and Financial Condition                          8-11

Item 3.                       Quantitative and Qualitative Disclosures About
                              Market Risk                                                   12

PART II                       OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K                              13

                              Signature Page                                                14


                See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.

Item 1. Financial Statements


                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                                       OCTOBER 25,     APRIL 26,
                                                                                          1997           1997
                                                                                      -------------  -------------
                                             ASSETS
CURRENT ASSETS:
    Cash............................................................................       $28,816   $      46,264
    Inventories.....................................................................       964,547       1,110,986
    Other current assets............................................................         2,327           2,293
                                                                                      -------------  -------------
        Total current assets........................................................       995,690       1,159,543
STORE FIXTURES AND DISPLAYS AND LEASEHOLD
IMPROVEMENTS, less accumulated depreciation and amortization........................     1,349,206       1,187,750

OTHER ASSETS, security deposits.....................................................       104,266          49,488
                                                                                      -------------  -------------
                                                                                        $2,449,162   $   2,396,781
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Note payable, related party.....................................................      $50,000    $     150,000
    Accounts payable and other current liabilities..................................    1,381,319        1,208,105
                                                                                      -------------  -------------
      Total current liabilities.....................................................    1,431,319        1,358,105
                                                                                      -------------  -------------
LONG-TERM LIABILITIES, note payable.................................................      900,000
                                                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued Common stock, $.01 par value, authorized 40,000,000 shares, issued and outstanding
      10,189,248 and 3,939,248 shares, respectively.................................      101,892          39,392
    Capital in excess of par value..................................................    5,439,186       5,101,686
    Accumulated deficit.............................................................  (5,414,435)     (4,093,552)
    Notes receivable arising from stock purchase agreements.........................      (8,850)         (8,850)
                                                                                      -------------  -------------
        Total stockholders' equity..................................................     117,793        1,038,676
                                                                                      -------------  -------------
                                                                                      $2,449,162     $   2,396,781
                                                                                      -------------  -------------
                                                                                      -------------  -------------


                See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                      ----------------------------
                                                                                       OCTOBER 25,    OCTOBER 26,
                                                                                          1997           1996
                                                                                      -------------  -------------
NET SALES...........................................................................  $   1,010,898  $     742,536
COST OF SALES.......................................................................        426,040        246,391
                                                                                      -------------  -------------
GROSS PROFIT........................................................................        584,858        496,145
                                                                                      -------------  -------------
STORE AND WAREHOUSE EXPENSES........................................................      1,347,491        880,785
GENERAL AND ADMINISTRATIVE EXPENSES.................................................        548,159        730,500
                                                                                      -------------  -------------
                                                                                          1,895,650      1,611,285
                                                                                      -------------  -------------
LOSS FROM OPERATIONS................................................................     (1,310,792)    (1,115,140)
                                                                                      -------------  -------------
OTHER INCOME (EXPENSE):
    Interest expense................................................................        (10,091)       (38,395)
    Interest income.................................................................                        60,902
                                                                                      -------------  -------------
                                                                                            (10,091)        22,507
                                                                                      -------------  -------------
NET LOSS............................................................................  $  (1,320,883) $  (1,092,633)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
LOSS PER SHARE OF COMMON STOCK......................................................  $        (.28) $        (.28)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING................................      4,729,083      3,939,248
                                                                                      -------------  -------------
                                                                                      -------------  -------------


                See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                       THIRTEEN WEEKS ENDED
                                                                                 ---------------------------------
                                                                                         OCTOBER 25,  OCTOBER 26,
                                                                                            1997        1996
                                                                                        ------------  -----------
NET SALES......................................................................  $            500,794  $   383,164
COST OF SALES..................................................................               213,888      103,264
                                                                                        -------------  -----------
GROSS PROFIT...................................................................               286,906      279,900
                                                                                        -------------  -----------
STORE AND WAREHOUSE EXPENSES...................................................               689,731      467,585
GENERAL AND ADMINISTRATIVE EXPENSES............................................               285,468      338,997
                                                                                        -------------  -----------
                                                                                              975,199      806,582
                                                                                        -------------  -----------
LOSS FROM OPERATIONS...........................................................              (688,293)    (526,682)
                                                                                        -------------  -----------
OTHER INCOME (EXPENSE):
    Interest expense...........................................................                (9,080)     (26,807)
    Interest income............................................................                             31,222
                                                                                        -------------  -----------
                                                                                               (9,080)       4,415
                                                                                        -------------  -----------
NET LOSS.......................................................................  $           (697,373) $  (522,267)
                                                                                        -------------  -----------
                                                                                        -------------  -----------
LOSS PER SHARE OF COMMON STOCK.................................................  $               (.13) $      (.13)
                                                                                        -------------  -----------
                                                                                        -------------  -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...........................             5,518,918    3,939,248
                                                                                        -------------  -----------
                                                                                        -------------  -----------



                See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         TWENTY-SIX WEEKS ENDED
                                                                                      ----------------------------
                                                                                       OCTOBER 25,    OCTOBER 26,
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss........................................................................  $  (1,320,883) $  (1,092,633)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization.................................................         76,322         41,447
      Amortization of bond premium..................................................                         2,966
      Officer's salary contributed to capital in excess of par value................        150,000
      Changes in operating assets and liabilities:
        (Increase) decrease in inventories..........................................        146,439       (536,879)
        (Increase) decrease in other current assets.................................            (34)         3,258
        Increase (decrease) in accounts payable and other current liabilities.......        173,264        (57,139)
                                                                                      -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES...............................................       (774,892)    (1,638,980)
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for store fixtures and displays and leasehold improvements.............       (237,778)      (520,671)
    Proceeds from (payments for) security deposits..................................                           945
    Payments for other assets.......................................................        (54,778)
                                                                                      -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES...............................................       (292,556)      (519,726)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due to broker.........................................................                     1,557,065
Proceeds from note payable, related parties.........................................        150,000
Proceeds from notes payable.........................................................        900,000
                                                                                      -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...........................................      1,050,000      1,557,065
                                                                                      -------------  -------------
NET DECREASE IN CASH................................................................        (17,448)      (601,641)
CASH, beginning of period...........................................................         46,264        840,691
                                                                                      -------------  -------------
CASH, end of period.................................................................  $      28,816  $     239,050
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES, issuance of common stock
  through conversion of note payable, related parties...............................  $     250,000  $    --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See accompanying notes to financial statements.

                          INTERNATIONAL CUTLERY, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

         The financial statements included herein have been prepared by International Cutlery, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly financial condition and results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's April 26, 1997 Form 10-KSB.

NOTE 2 -      BUSINESS AND ORGANIZATION:

         International Cutlery, Ltd. was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates eleven cutlery retail stores and twelve kiosks located in New York, New Jersey, Connecticut, Maryland and Florida.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Reporting Period - The Company employs a 52-53 week accounting period ending the Saturday closest to April 30. Effective October 28, 1997, the Company changed its year end to the period ending the Saturday closest to January 31.

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

         Newly Issued Accounting Standard - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. Management does not believe that SFAS no. 128 will have a material impact upon historical net loss per share as reported.

                          INTERNATIONAL CUTLERY, LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

For the Twenty-Six Weeks Ended October 25, 1997 and October 26, 1996

The Company employed a 52 or 53 week fiscal year ending on the Saturday closest to April 30. During the twenty-six week period ended October 25, 1997 (the "Current Period"), the Company's revenues increased 36.1% to $1,010,898 from $742,536 for the period from April 26, 1996 to October 26, 1996 (the "Prior Period"). The increase in revenues is partially attributable to an increase in the number of retail outlets operated by the Company during the Current Period. Revenues in the Current Period were derived from the operation of twenty-four retail outlets, one of which was closed in July 1997. In the Prior Period, the Company operated sixteen retail outlets, one of which was closed in September 1996. On a comparative basis, Current Period same store sales decreased 12.5% from the Prior Period, and store inventory levels were significantly lower than the previous year due to financial constraints.

Gross profit increased to $584,858 in the Current Period from $496,145 in the Prior Period. The increase was due to the increase in revenues and offset by an increase in the cost of goods sold. Cost of goods sold increased to $426,040 in the Current Period from $246,391 in the Prior Period due to the increased sales. Cost of goods sold as a percentage of revenues increased to 42.1% in the Current Period from 33.2% in the Prior Period. This increase was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $1,347,491 compared to $880,785 in the Prior Period. The increase in expenses is attributed primarily to the operation of additional stores. As a percentage of revenues, store operating and warehousing expenses increased to 133.3% of sales in the Current Period from 118.6% in the Prior Period.

General and administrative expenses decreased to $548,159 in the Current Period from $730,500 in the Prior Period. The decrease in general and administrative expenses results from cost cutting measures employed by the Company, including a decrease in administrative payroll.

The Company's interest expense for the Current Period decreased to $10,091 from $38,395 in the Prior Period. This decrease resulted from the Company's repayment of its borrowings from a financial institution.

Interest income of $60,902 in the Prior Period resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested primarily in U.S. government securities pending their use. The Company did not have interest income in the Current Period since all funds were used prior to April 26, 1997.

The Current Period's net loss was $1,320,883, or $.28 per share as compared to the Prior Period's net loss of $1,092,633, or $.28 per share.

                          INTERNATIONAL CUTLERY, LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS


For the Thirteen Weeks Ended October 25, 1997 and October 26, 1996

During the thirteen week period from July 26, 1997 through October 25, 1997 (the "Current Period"), the Company's revenues increased 30.7% to $500,794 from $383,164 for the period from July 26, 1996 through October 26, 1996 (the "Prior Period"). The increase in revenues is partially attributable to an increase in the number of retail outlets operated by the Company during the current period. Revenues in the Current Period were derived from the operation of twenty-three retail outlets. In the Prior Period, the Company operated sixteen retail outlets, one of which was closed in September 1996. On a comparative basis, Current Period same store sales decreased 19.1% from the Prior Period, and store inventory levels were significantly lower than the previous year due to financial constraints.

Gross profit increased to $286,906 in the Current Period from $279,900 in the Prior Period. The increase was due to the increase in revenues and offset by an increase in the cost of goods sold as a percentage of revenues. Cost of goods sold increased to $213,888 in the Current Period from $103,264 in the Prior Period due to the increased sales. However, cost of goods sold as a percentage of revenues increased to 42.7% in the Current Period from 26.9% in the Prior Period. This increase was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $689,731 compared to $467,585 in the Prior Period. The increase in expenses is attributed primarily to the operation of additional stores. As a percentage of revenues, store operating and warehousing expenses increased to 137.7% of sales in the Current Period from 122.0% in the Prior Period.

General and administrative expenses decreased to $285,468 in the Current Period from $338,997 in the Prior Period. The decrease in general and administrative expenses results from cost cutting measures employed by the Company, including a decreased in administrative payroll.

The Company's interest expense for the Current Period decreased to $9,080 from $26,807 in the Prior Period. This decrease resulted from the Company's repayment of its borrowings from a financial institution.

Interest income of $31,222 in the Prior Period resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested primarily in U.S.government securities pending their use. The Company did not have interest income in the Current Period since all funds were used prior to July 26, 1997.

The Current Period's net loss was $697,373, or $.13 per share as compared to the Prior Period's net loss of $522,267, or $.13 per share.

                          INTERNATIONAL CUTLERY, LTD.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company completed an initial public offering in December 1995 (the "Offering") in which it sold 1,725,000 units, with each unit consisting of one share of common stock, $.01 par value (the "Common Stock"), one Class A warrant, and one Class B warrant at a price of $3.35 per unit. The Offering, which was declared effective on December 6, 1995, generated gross proceeds of $5,778,750 and after fees and expenses the Company received net proceeds of $4,527,079. The net proceeds of the Offering were used to repay $275,000 of outstanding promissory notes, to redeem a convertible debt instrument of the Company for $360,000, and for working capital purposes. In April 1997, the Company received a line of credit from the Company's president whereby the Company may receive advances up to $250,000. Advances under this line bear interest at 8% per annum and are due upon thirty days demand. During the Current Period, the Company borrowed an additional $150,000 through the line of credit.

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

In April 1997, the Company received a convertible line of credit for a maximum amount of $250,000, from the Company's president. In October 1997, under the provisions of the line of credit agreement, the advances of $250,000 was converted into 6,250,000 shares of the Company's common stock.

In October 1997, the Company increased the number of authorized shares of common stock to 40,000,000.

In October 1997, the Company received a line of credit from Sharp of Florida, Inc. whereby the Company may receive advances up to $1,300,000. Advances under the line bear interest at 7% per annum. Interest is due quarterly and the principal amount is due on July 31, 2001. The principal amount due on the note can be converted into a maximum of 60% of the outstanding shares of the Company's common stock, excluding the Class A and Class B Common Stock Purchase Warrants. In October 1997, the Company was advanced $900,000.

Cash requirements for the foreseeable future will include funds needed to sustain the cash used in operations and additional capital to open new stores to achieve a level of profitability. The Company believes that cash from operations in addition to amounts available with the line of credit available from Sharp of Florida, Inc. will be adequate to meet the Company's anticipated requirements for working capital, and capital expenditures for the next 12 months.

                          INTERNATIONAL CUTLERY, LTD.

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

         Not Applicable

                          INTERNATIONAL CUTLERY, LTD.

PART II  OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K:
         (a)  Exhibits
                None

         (b)  Reports on Form 8-K

        On October 17, 1997, the Company filed a Form 8-K relating to a change in control of the registrant.

        On October 28, 1997, the Company filed a Form 8-K relating to an amendment of the certificate of incorporation and the change in the Company's fiscal year.

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



                                  -----------------------------------
                                  INTERNATIONAL CUTLERY, LTD.
                                       (Registrant)

                                  /s/  Joel J. Silver
                                  -----------------------------------
Date:  December 9, 1997           By:  Joel J. Silver
                                  Title:  President, Chief Executive
                                          Officer