Form 10KSB
period 1998-01-31
INTERNATIONAL CUTLERY LTD
filed 1998-05-20
CIK 944838

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from April 27, 1997 to January 31, 1998

                           INTERNATIONAL CUTLERY, LTD.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-3796781
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


          127 West 25th Street
           New York, New York                             10001
----------------------------------------------     -------------------
(Address of principal executive offices)                (Zip Code)


                             (212) 924-7300
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                Class A Redeemable Common Stock Purchase Warrant Class B Redeemable Common Stock Purchase Warrant
                ------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Company's revenues for the period ended January 31, 1998 were $2,545,514.

As of May 13, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the OTC Bulletin Board last sale price of $.125 on May 13, 1998) was $407,820.

As of May 13, 1998, there were 10,189,248 shares of the registrant's common stock outstanding.

PART I.

Item 1. DESCRIPTION OF BUSINESS

     The Company was formed to acquire existing cutlery retail outlets and to build and operate retail cutlery gift stores and kiosks, or "mini-stores," primarily in malls and transportation terminals throughout the United States. The cutlery retail stores and kiosks (collectively "retail outlets") offer cutlery, kitchen utensils, a variety of household items, shears and scissors, sporting knives, pocket knives, electrical shavers and related items, and will have on-site repairs for electrical shavers and knife sharpening. As of the close of the fiscal year, the Company operated cutlery retail outlets. The Company's business strategy is to emphasize the development and maintenance of its kiosk operations, while at the same time seek to open additional retail outlets. The Company's site location strategy is to open additional outlets on the East Coast and then gradually expand nationally.

     In addition to traditional retail stores, the Company sells its products at kiosks. Kiosks are "mini-stores" located in common and high-traffic areas of shopping malls and transportation terminals, such as airports and railway stations. The kiosks are designed to carry the Company's most popular merchandise. The Company's kiosks are display cases arranged in a rectangular pattern designed to display the optimum amount of the Company's products based on the available space in the shopping mall.

     The Company's business strategy is to offer products which are functional in purpose and distinctive in quality and design. The merchandise assortment is carefully selected to achieve and maintain such standards. Although the Company intends to derive a significant portion of its revenues from traditional items such as pocket knives and kitchen cutlery, the Company seeks to offer updated models within each category and to keep its merchandise mix varied and up-to-date. In addition, the Company augments its traditional merchandise offerings with a limited selection of unique related gift-oriented items in order to maintain customer interest through the attractive nature of its product selection.

     The Company's objective is to offer high quality products with exceptional features at competitive everyday prices. The Company believes that it will continue to develop purchasing strength and merchandising knowledge and to offer kitchen cutlery at prices which are lower than those charged by competing retailers for similar products. Although the Company's strongest selling merchandise has been in the category of cutlery and related items, management believes it can increase its sales o gifts and games, houseware, travel accessories, and precision and optical instruments by improving the selection and quantity of such items in its retail outlets. The Company intends to focus its pricing strategy on maximizing gross profit dollars per item. Products will compete for selling space and location on the basis of their gross profit dollar contribution. The Company believes that its product mix achieves a desirable balance between traditional items such as pocket knives and "impulse" products, such as key chains, with a shorter life cycle.

     The Company was incorporated in the State of Delaware on September 20, 1994. The address of the Company is 127 West 25th Street, New York, New York 10001 and its telephone number is (212) 924-7300.

Item 2. DESCRIPTION OF PROPERTY

     The Company maintains its executive offices and warehouse at 127 West 25th Street, New York, New York, subject to a lease expiring on December 31, 2000.

     The Company was operating 26 retail outlets on leased premises as of the close of the fiscal year. Four of those retail outlets were opened in November 1997. Subsequent to the year ending January 31, 1998, the Company closed seven retail outlets and is currently operating nineteen. Summary property information is as follows:



Locations                          Lease Expiration Date       Entire Square Footage
--------------------------------   -------------------------   ---------------------
World Trade Center                 June 30, 1997               609 square feet
New York, New York
--------------------------------   -------------------------   ---------------------
Bridgewater Commons Mall           January 31, 2003            125 square feet
Bridgewater, New Jersey
--------------------------------   -------------------------   ---------------------
Aventura                           December 1, 1999            180 square feet
Miami, Florida
--------------------------------   -------------------------   ---------------------
South Shore Mall                   January 31, 2000            216 square feet
Bayshore, New York
--------------------------------   -------------------------   ---------------------
Montgomery Mall                    January 31, 2000            206 square feet
Bethesda, Maryland
--------------------------------   -------------------------   ---------------------
Willowbrook Mall                   February 29, 2000           875 square feet
Wayne, New Jersey
--------------------------------   -------------------------   ---------------------
Rockaway                           November 25, 2001           144 square feet
Rockaway Townsquare
--------------------------------   -------------------------   ---------------------
Danbury Fair Mall                  January 31, 2001            553 square feet
Danbury, Connecticut
--------------------------------   -------------------------   ---------------------
Freehold Raceway Mall              January 31, 2002            993 square feet
Freehold, New Jersey
Market Place                       January 31, 2002            450 square feet
Rochester, New York
--------------------------------   -------------------------   ---------------------
Broadway Mall                      January 31, 2002            240 square feet
Hicksville, New York
--------------------------------   -------------------------   ---------------------
Roosevelt Fields                   January 31, 2002            300 square feet
Garden City, New York
--------------------------------   -------------------------   ---------------------


Connecticut Post Mall              January 31, 2002            180 square feet
Milford, Connecticut
--------------------------------   -------------------------   ---------------------
Trumbull Shopping Park             January 31, 2002            204 square feet
Trumbull, Connecticut
--------------------------------   -------------------------   ---------------------
Crossgates Mall                    January 31, 2002            158 square feet
Albany, New York
--------------------------------   -------------------------   ---------------------
Galleria at Crystal Run            June 30, 2003               180 square feet
Middletown, New York

Ocean County Mall                  November 01, 2003           198 square feet
Toms River, New Jersey

Annapolis Mall                     January 31, 2003            216 square feet
Annapolis, Maryland

Broward Mall                       January 31, 2003            192 square feet
Plantation, Florida



Item 3. LEGAL PROCEEDINGS

     The lessor of the Company's World Trade Center leased outlet has commenced an eviction action against the Company. The Company believes that it has valid defenses and intends to defend the matter vigorously. In management's opinion, an unsuccessful result would not have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 3, 1997 the Company's stockholders approved, by written consent, for which it did not solicit votes by proxy, the following matters and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1. To approve an amendment to the Company's Certificate of Incorporation of the Company to increase the aggregate number of shares of the Company's common stock, $0.01 par value per share, from 10,000,000 shares to 40,000,000 shares.

     For           Against     Abstain
     6,672,692     0           0




     On December 4, 1997 the Company held the Annual Meeting of Stockholders for which it did not solicit votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions as to each matter.

1.   To elect directors for the next year:

     Name                  For               Against    Abstain
     Joel J. Silver        6,926,692            0          0
     Martin S. Begun       6,926,692            0          0
     Caryn N. Silver       6,926,692            0          0
     Lawrence N. Silver    6,926,692            0          0
     Norman Wolf           6,926,692            0          0

2. To ratify appointment of Rothstein Kass & Company, P.C. as independent auditors of the Company.


     For                      Against                      Abstain
     6,926,692                   0                            0

PART II.

Item 5. MARKET FOR THE REGISTRANT's COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The high and low bid price of the Company's common stock for each quarter since its initial public offering, declared effective on December 6, 1995, through the close of its fiscal year on January 31, 1998 are as follows:


Start Date   End Date       High        Low
-----------  ----------  ----------   --------
    12/7/95     1/31/96          8       6.25
-----------  ----------  ----------   --------
     2/1/96     4/27/96      7.375       5.25
-----------  ----------  ----------   --------
    4/29/96     7/31/96      7.375      3.375
     8/1/96    10/31/96       3.75     1.4375
    11/1/96     1/31/97     1.5625       .375
     2/3/97     4/25/97     .59375       .125
    4/27/97     7/26/97     .21875     .03125
    7/28/97    10/25/97       .125    .015625
   10/26/97     1/31/98    .046875    .015625

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

Results of Operations

     Compare Fiscal 1998 to Fiscal 1997

     On October 23, 1997, the Board of Directors of the Company approved the change of the Company's fiscal year end to a 52 or 53 week accounting period ending on the Saturday closest to January 31. The year ended January 31, 1998 (the "Current Year"), consisted of a nine month period, from April 27, 1997 to January 31, 1998. The "Prior Year" consisted of a twelve month period, from April 28, 1996 to April 26, 1997. Note that comparative information of the Current Year to the Prior Year is a nine month period compare to a twelve month period.

     During this transition period the Company's revenues increased 3% to $2,545,514 for the Current Year from $2,469,958 for the Prior Year. The increase in revenues is attributable to an increase in the number of retail outlets operated by the Company during the Current Year and an increase in same store sales. Revenues in the Current Year were derived from the operation of twenty-six retail outlets, of which two were closed in July and November 1997, respectively and four that opened in the current year. In the Prior Year, the Company operated twenty-five retail outlets, of which one was closed in September 1996.

     Gross profit increased to $1,488,354 in the Current Year from $1,437,051 in the Prior Year. The increase was due to the increase in revenues and by a slight decrease in the cost of sales as a percentage of revenues. Cost of sales increased to $1,057,160 in the Current Year from $1,032,907 in the Prior Year due to the increased sales. Cost of sales as a percentage of revenues decreased to 41.5% in the Current Year from 41.8% in the Prior Year.

     During the Current Year, store operating and warehousing expenses were $2,123,471 compared to $2,395,418 in the Prior Year. The decrease in expenses is attributed primarily to cost cutting measures employed by the Company. As a percentage of revenues, store operating and warehousing expenses decreased to 83.4% of sales in the Current Year from 97.0% in the Prior Year. The decreased in expense is also attributed primarily by the nine month transition period as compared to twelve months in the Prior Year. General and administrative expenses decreased to $795,479 in the Current Year from $1,329,291 in the Prior Year. The decrease in general and administrative expenses results from cost cutting measures employed by the Company and by only nine months of operations during the Current Year.

     The Company's interest expense for the Current Year decreased to $33,541 from $83,254 in the Prior Year. The decrease is attributable to the short transition period and the repayment of certain indebtedness outstanding during the Prior Year.

     There is no interest income for the current year as compared to $104,167 in the Prior Year. In the Prior Year, interest income resulted from the interest earned on the proceeds of the Company's initial public offering in December 1995. These proceeds were invested primarily in U.S. government securities pending their use.

     The Current Year's net loss was $1,464,137 or $.22 per share as compared to the Prior Year's net loss of $2,266,745 or $.58 per share. The net loss during the current year reflected only nine months of operations versus twelve months in the Prior Year.

     Compare Fiscal 1997 to Fiscal 1996

     During the year ended April 26, 1997 (the "1997 Year"), the Company's revenues increased 53.4% to $2,469,958 from $1,609,744 for the year ended April 27, 1996 (the "1996 Year"). The increase in revenues is attributable to an increase in the number of retail outlets operated by the Company during the 1997 Year and an increase in same store sales. Revenues in the 1997 Year were derived from the operation of twenty-five retail outlets, of which one was closed in September 1996 and nineteen that opened in that year. In the 1996 Year, the Company operated seven retail outlets, of which two were closed in March 1995 and September 1996, respectively.

     Gross profit increased to $1,437,051 in the 1997 Year from $937,995 in the 1996 Year. The increase was due to the increase in revenues and offset by a slight increase in the cost of sales as a percentage of revenues. Cost of sales increased to $1,032,907 in the 1997 Year from $671,749 in the 1996 Year due to the increased sales. Cost of sales as a percentage of revenues increased to 41.8% in the 1997 Year from 41.7% in the 1996 Year.

     During the 1997 Year, store operating and warehousing expenses were $2,395,418 compared to $934,262 in the 1996 Year. The increase in expenses is attributed primarily to the operation of additional stores and costs associated with the opening of the nineteen new locations. As a percentage of revenues, store operating and warehousing expenses increased to 97.0% of sales in the 1997 Year from 58.0% in the 1996 Year.

     General and administrative expenses decreased to $1,329,291 in the 1997 Year from $1,345,368 in the 1996 Year. The decrease in general and administrative expenses results from cost cutting measures employed by the Company and are partially offset by the $135,000 compensation charge associated to the performance stock options in the 1997 Year.

     The Company's interest expense for the 1997 Year decreased to $83,254 from $190,197 in the 1996 Year. The decrease resulted from the Company's repayment of its borrowings from proceeds from the sale of its investments. During the 1996 Year, in connection with the Company's initial public offering, the Company recorded accretion of discount on the convertible note payable in the amount of $160,000.

     Interest income for the 1997 Year increased to $104,167 from $69,195 in the 1996 Year. The increase resulted from the interest earned on the proceeds of the Company's initial public offering in December 1995. These proceeds were invested primarily in U.S.government securities pending their use.

     The 1997 Year's net loss was $2,266,745 or $.58 per share as compared to the 1996 Year's net loss of $1,462,637 or $.50 per share.

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

     In April 1997, the Company issued a note to a director of the Company for $50,000. The note bears interest at 8% per annum and is due upon thirty days demand. The note was repaid in December 1997.

     In April 1997, the Company received a convertible line of credit for a maximum amount of $250,000, from the Company's president. In October 1997, under the provisions of the line of credit agreement, the advances of $250,000 was converted into 6,250,000 shares of the Company's common stock.

     In the Current Year, the Company opened four new kiosks and remodeled two locations for an approximate cost of $245,000, exclusive of inventories. As the Company opens new stores and kiosks, it will incur immediate expenses while having to wait for the benefits of such stores which may negatively affect the Company's working capital. The Company believes that costs related to the opening of a store, exclusive of inventory, should average approximately $75,000 per store and $50,000 per kiosk. These opening costs are contained by the Company's practice of finding store locations that have previously been used as a retail store. If the Company is unable to find such locations, the cost of opening stores could be significantly higher, hindering the expansion of the Company.

     In October 1997, the Company received a line of credit from Sharp of Florida, Inc. ("Sharp") whereby the Company may receive advances up to $1,300,000. Advances under the line bear interest at 7% per annum. Interest is due quarterly and the principal amount is due on July 31, 2001. The principal amount due on the note can be converted into a maximum of 60% of the outstanding shares of the Company's common stock, excluding the Class A and Class B Common Stock Purchase Warrants. Subsequent to the Current Year, Sharp advanced the Company an additional $500,000. The notes bear interest at prime and are due April 13, 1999. The Company has recently learned that it is currently not in compliance with the covenants under the notes.

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

Seasonality

     Due to the importance of the Christmas selling season, the Company anticipates that revenue in the fourth fiscal quarter will constitute a disproportionate amount of annual net sales. The Company's annual earnings are expected to be substantially dependent on results of operations in the Christmas selling season. Unfavorable economic conditions affecting retailers generally during the Christmas selling season or in any other period could materially adversely affect the Company's results of operations for the period. The Company must also make decisions regarding how much inventory to buy well in advance of the season in which it will be sold, especially for the Christmas selling season. Significant deviations from projected demand for products may have a material adverse effect on the Company's sales, profitability and financial condition.


Inflation

     There was no significant impact on the Company's operations as a result of inflation during the Current Year or the Prior Year.

Item 7. FINANCIAL STATEMENTS

     See the Financial Statements beginning on Page F-1 hereafter, which is incorporated by reference.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 22, 1998, the Company appointed the accounting firm of BDO Seidman, LLP of New York, New York as independent accountants for fiscal 1998 to replace Rothstein Kass & Company P.C. of Paterson, New Jersey, effective with such appointment. The Company's Board of Directors approved the change in accountants.

     During the two most recent fiscal years and interim period subsequent to April 26, 1997, there have been no disagreements with Rothstein Kass & Company P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any other reportable events.

     Rothstein Kass & Company P.C.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that a going concern opinion was included in the opinion for the financial statements for the year ended April 26, 1997.

PART III

Item 9. MANAGEMENT

Executive Officers and Directors

     The executive officers and directors of the Company as of May 13, 1998 are as follows:

Directors and Executive Officers

     The directors and executive officers of the Company, together with their ages and a brief description of their employment history are as follows:

Name                 Age     Position
----                 ---     --------
Joel J. Silver       62      President, Chairman of the Board,
                             Chief Executive Officer and Chief
                             Financial Officer

Lawrence N. Silver   37      Treasurer, Secretary, Vice President
                             of Operations and Merchandising
                             and Director

Martin S. Begun      65      Director

Caryn N. Silver      33      Executive Vice President and Director

Norman Wolf          67      Director


     Joel J. Silver has been President, Chief Executive Officer and a Director since the Company's inception, Mr. Silver co-founded CW Acquisitions, Inc. ("CW Acquisitions") in 1990 and served from its inception as a director and until 1993, as senior executive vice president. In June 1993, Mr. Silver was appointed CW Acquisitions' Co-Chairman, president and Chief Executive Officer. Mr. Silver was also a Director, President, Treasurer and Secretary of Hoffritz Holding Company, Inc. and Edwin Jay Inc., a subsidiary of Hoffritz for Cutlery, Inc. ("Hoffritz"), which positions he held for approximately 19 years. In August 1994, certain creditors of CW Acquisitions and the above three Hoffritz entities filed involuntary petitions in the Court pursuant to Chapter 11 of the U.S. Bankruptcy Code, which petitions on September 28, 1994, placed the companies into Chapter 11 reorganization proceedings. The bankruptcy proceeding was dismissed on March 22, 1996. From 1970 to 1972, Mr. Silver served as Firs Deputy Commissioner in the New York City Housing Development Administration Department of Rent and Housing Maintenance. From 1960 to 1970 and 1972, Mr. Silver has engaged in private legal practice. From 1983 to 1997, Mr. Silver was a director of Acorn Venture Capital Corporation, a venture capital company which invests in a variety of businesses. From 1993 to 1997, Mr. Silver was a director of Claire's Stores, Inc., a retailer of costume jewelry with over 1,700 stores. Mr. Silver received a B.S. in accounting from New York University and a J.D. from New York Law School in 1960.

     Lawrence N. Silver has served as the Company's Treasurer, Secretary and Vice President of Operations and Merchandising since its inception and was elected a director in 1996. Mr. Silver was initially employed by Hoffritz For Cutlery, Inc. as an Internal Auditor. He then became a Sales Audit Manager, an Assistant District Manager, a District Manager, a Manager of Expense Control and finally the Assistant Director of Operations. Mr. Silver was employed in such capacities from 1989 until it creditors placed the company into Chapter 11 reorganization proceedings in August 1994. From 1987 to 1989, he was employed by Brown Brothers Harriman & Company Securities Division as a foreign clerk and from 1985 to 1987, he was employed by the Bank of New York as a journal clerk. Mr. Silver received a B.B.A. in Management from Adelphi University.

     Martin S. Begun was elected a director of the Company in November 1994. Mr. Begun is President of MSB Strategies, Inc., a public policy and planning consulting firm, which he founded in 1997. From 1963 to 1997, Mr. Begun was employed in a variety of positions by New York University Medical Center and School of Medicine. From 1979 to 1997, he was the Vice President of the New York University Medical Center and Associate Dean of the School of Medicine. Mr. Begun has been a member of the Battery Park City Authority since 1991. Since 1986 he has been a director of Lechter's, Inc., a public company engaged in the special retailing of housewares. Mr. Begun has a long history of community service serving on a variety of advisory panels and is the author of numerous academic articles. In 1997, he was appointed as a Senior Fellow at Taub Urban Research Center of New York University's Robert F. Wagner Graduate School of Public Service. Mr. Begun received his B.A. from the University of Wisconsin in 1953 and received his M.A. from Columbia University in 1955.

     Caryn N. Silver was elected a director of the Company in November 1994 and became Executive Vice President of the Company as of May 1, 1996. From 1989 to 1996, Ms. Silver was employed by the jewelry manufacturer Andin International as director of sales. In 1988, Ms. Silver worked as a merchandise coordinator for Hoffritz For Cutlery, Inc. Ms. Silver received her BA in marketing from George Washington University in 1986 and received her MBA in marketing and international business from the New York University Leonard N. Stern School of Business in 1988.

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

Committees and Meetings of the Board of Directors

     The Board has three Committees, the Audit Committee, the Stock Option Committee and the Compensation Committee. Martin Begun and Norman Wolf, the Company's two independent directors, serve on each of such committees. The Audit Committee is responsible for reviewing the Company's independent certified public accountants the scope and results of their audits and reviewing with the independent certified public accountants and management, the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff. The Stock Option Committee's responsibilities include discussing strategies in connection with the issuance of options to directors, employees and consultants. The Compensation Committee is responsible for establishing and reviewing the appropriate compensation of directors and officers of the Company and reviewing employee compensation plans. The Company does not currently have a Nominating Committee.

     The Company's Board of Directors did not meet during the fiscal year ended January 31, 1998. There were no formal meetings held by either the Audit Committee, the Stock Option Committee or the Compensation Committee during the fiscal year ended January 31, 1998.

Section 16(a) Reporting

     Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the year ended January 31, 1998 the Company believes all reports on behalf of its executive officers and directors for all transactions were filed on a timely basis.

10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation for services rendered in all capacities to the Company, for the fiscal years ended January 31, 1998 (referred to as "1998" in this table) and the period ended April 26, 1997 (referred to as "1997" in this table) and the period ended April 27, 1996 (referred to as "1996" in this table) paid to the Company's Chief Executive Officer, the four other most highly compensated executive officers (the "Named Executive Officers") at the end of the above fiscal years whose total compensation exceeded $100,000 per annum and up to two persons whose compensation exceeded $100,000 during the above fiscal years although they were not executive officers at the end of such years.

                                                                                      Other
   Name and Principal                                                 Restricted   Options/SARs
      Position                          Year      Salary      Bonus     Stock      Compensation
      --------                          ----      ------      -----     -----      ------------


Joel Silver                             1998      $225,000     0          0             0
President, Chief Executive  Officer     1997      $300,000
Officer, Chief Financial                1996      $300,000
-----------------------------------------------------------------------------------------------
Caryn Silver                            1998      $ 82,500     0          0             0
Executive Vice President                1997      $110,000
                                        1996      $110,000


     Although Mr. Silver earned $225,000 for the fiscal year ending January 31, 1998, he did not take any salary for this period.

Employment Agreements

     On December 11, 1996 the Company entered into a two-year employment agreement with Joel J. Silver, President, Chief Executive Officer and Chief Financial Officer. Pursuant to the agreement, Mr. Silver's annual salary will be $300,000 commencing upon the completion of the Offering. The employment agreement terminated on December 11, 1997, however, Mr. Silver has continued to be compensated under the terms of the employment agreement.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of January 31, 1998, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each director of the Company and all officers and directors as a group. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.

                                                            Percentage of Common
      Name                             Shares Owned            Stock Owned(2)
      ----                             ------------            --------------


-----------------------------------------------------------------------------------
Joel J. Silver(1)                       7,264,192                  71%
-----------------------------------------------------------------------------------
Esther J. Silver                        3,350,564                  33%
-----------------------------------------------------------------------------------
Caryn J. Silver                         1,788,064                  18%
-----------------------------------------------------------------------------------
Lawrence N. Silver                      1,788,064                  18%
-----------------------------------------------------------------------------------
All officers and directors as
a group (7 persons)                     7,264,192                  71%

-----------------
(1) Joel J. Silver, the Company's President, does not directly own any shares of Common Stock. However, Mr. Silver has entered into agreements with each of Esther S. Silver, Caryn N. Silver and Lawrence N. Silver the other above individuals (all members of his immediate family) which give Mr. Silver the right to vote such shares on any matter that may be put before the stockholders for consideration and therefore is deemed to be the beneficial holder of the 6,926,692 shares of Common Stock owned directly by them. All of these shares have been pledged as collateral to secure a $1.3 million line of credit from Sharp of Florida, Inc. Includes 337,500 shares of Common Stock issuable to Joel J. Silver upon exercise of Performance Options earned by, but not yet issued to, Mr. Silver. Does not include up to 112,500 shares of Common Stock which may be issuable upon the exercise of the Performance Options which may be granted in the future.

(2) Does not include any shares of Common Stock issuable upon the exercise of any of the Company's outstanding Warrants.

Item 12. CERTAIN TRANSACTIONS

     On October 2, 1997, Joel J. Silver, Chairman of the Board of Directors and President of the Company, exercised certain conversion rights under the $250,000 8% Convertible Promissory Note due May 1, 2000 (the "Note"). The Note was issued to Mr. Silver as consideration for relinquishing a $250,000 line of credit from Mr. Silver to the Company payable upon thirty days' notice of demand. The Company received the line of credit from Mr. Silver in April 1997 to meet the Company's working capital needs.

     The Note provided that Mr. Silver may convert the Note into the Company's Common Stock. Upon exercising the conversion right, Mr. Silver received 6,250,000 shares of Common Stock which he gifted to Esther S. Silver, his wife (3,125,000 shares), Caryn N. Silver, his daughter and an officer and director of the Company (1,562,500 shares), and Lawrence N. Silver, his son and an officer and director of the Company (1,562,500 shares). Joel J. Silver however has voting control over the 6,250,00 shares under agreements with each of the aforementioned individuals. No interest or principal remains due on the Note. The Company does not anticipate any change in its management as a result of the change in control.

     On October 6, 1997, the Company issued a Senior Secured Convertible Promissory Note (the "Sharp Note") to Sharp of Florida, Inc. ("Sharp") for a line of credit of up to $1.3 million. The Sharp Note is secured by the assets of the Company and a pledge of the shares of Common Stock beneficially owned by Joel J. Silver, Esther S. Silver, Caryn N. Silver and Lawrence N. Silver (the "Silvers"). The Sharp Note bears interest at 7% per annum. Interest is due in quarterly installments and the principal amount is due on July 31, 2001. The Sharp Note contains a conversion feature whereby Sharp may convert the principal amount due on the Sharp Note so that the Company will issue such number of shares of the Company's Common Stock equal to 60% of the outstanding shares of the Company's Common Stock on a fully diluted basis, excluding the Class A Common Stock Purchase Warrants and the Class Common Stock Purchase Warrants (collectively the "Public Warrants"). If shares of the Company's Common Stock are issued upon exercise of the Public Warrants after conversion of the Sharp Note, the Silvers have agreed to transfer shares owned by them to Sharp so that Sharp will own 60% of the Company's outstanding Common Stock.

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

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Certificate of Incorporation of the Registrant(1) as amended by the Amendment to the Certificate of Incorporation(5)

     3.2  By-laws of Registrant(1)

     4.1  Form of Underwriters' Warrant(3)

     4.2  Form of Warrant Agreement(2)

     10.1 Senior Secured Convertible Promissory Note dated October 6, 1997, issued by International Cutlery Ltd. to Sharp of Florida, Inc.(4)

     10.2 Stock Pledge Agreement dated October 6, 1997, between International Cutlery Ltd., et al, and Sharp of Florida, Inc.(4)

     10.3 Security Agreement dated October 6, 1997, between International Cutlery Ltd and Sharp of Florida, Inc.(4)

     27   Financial Data Schedule*

     *    Filed herewith

     (1) Incorporated by reference from registrant's Registration Statement on Form SB-2 filed on August 11, 1995.

     (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on November 31, 1995.

     (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on November 30, 1995.

     (4) Incorporated by reference from registrant's Form 8-K filed on October 17, 1997

     (5) Incorporated by reference from registrant's Form 8-K filed on October 30, 1997.

(b)  Reports on Form 8-K.


          Form 8-K filed on October 17, 1997 - Item 1: (a) changes in control of registrant and (b) the issuance of the Senior Secured Convertible Note to Sharp of Florida, Inc.


          Form 8-K filed on October 30, 1997 - Item 5: amendment to registrant's certificate of incorporation; Item 8: Change in registrant's fiscal year.

          Form 8-K filed on January 29, 1998 - Item 4: changes in registrant's certifying accountant.

                             INTERNATIONAL CUTLERY, LTD.

                            INDEX TO FINANCIAL STATEMENTS
                            -----------------------------





                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                    F-2

Independent Auditors' Report                                          F-3

Financial Statements:

     Balance Sheet                                                    F-4

     Statements of Operations                                         F-5

     Statements of Stockholders' Equity                               F-6

     Statements of Cash Flows                                      F-7 - F-8

     Notes to Financial Statements                                 F-9 - F-17

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                  --------------------------------------------------


To the Board of Directors and Stockholders of International Cutlery, Ltd.

We have audited the accompanying balance sheet of International Cutlery, Ltd. as of January 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the nine months ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Cutlery, Ltd. as of January 31, 1998, and the results of its operations and its cash flows for the nine months ended January 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, is currently in default on its note agreement, is deliquent in remitting amounts to the appropriate taxing authorities regarding certain of its payroll and sales taxes, and has an accumulated deficit at January 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
------------------------------------
BDO Seidman, LLP


New York, New York

May 7, 1998

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------


To the Board of Directors and Stockholders of International Cutlery, Ltd.


We have audited the accompanying statements of operations, stockholders' equity and cash flows of International Cutlery, Ltd. for the year ended April 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of International Cutlery, Ltd's operations and its cash flows for the year ended April 26, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit at April 26, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Rothstein, Kass & Company, P.C.
                                         ------------------------------------
                                             Rothstein, Kass & Company, P.C.

Roseland, New Jersey
July 7, 1997

                             INTERNATIONAL CUTLERY, LTD.

                                    BALANCE SHEET
                                   JANUARY 31, 1998
                             ---------------------------


                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $    9,181
  Inventories                                                  996,626
                                                            ----------
          Total current assets                               1,005,807

STORE FIXTURES AND DISPLAYS AND LEASEHOLD
  IMPROVEMENTS, less accumulated depreciation
   and amortization                                          1,271,308

OTHER ASSETS                                                   176,258
                                                            ----------
                                                            $2,453,373
                                                            ----------
                                                            ----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other current liabilities            $1,103,834

NOTES PAYABLE                                                1,300,000
                                                            ----------
          Total current liabilities                          2,403,834
                                                            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value - shares
    authorized 1,000,000; issued none                                -
  Common stock, $.01 par value - shares
    authorized 40,000,000; issued and
    outstanding 10,189,248                                     101,892
  Capital in excess of par value                             5,514,186
  Accumulated deficit                                       (5,557,689)
  Notes receivable arising from stock purchase
    agreements                                                  (8,850)
                                                            ----------
          Total stockholders' equity                            49,539
                                                            ----------
                                                            $2,453,373
                                                            ----------
                                                            ----------

                   See accompanying notes to financial statements.

                             INTERNATIONAL CUTLERY, LTD.

                               STATEMENTS OF OPERATIONS
                             ----------------------------

                                            Nine months
                                               ended            Year ended
                                            January 31,          April 26,
                                                1998                1997
                                            -----------         -----------

NET SALES                                   $ 2,545,514         $ 2,469,958

COST OF SALES                                 1,057,160           1,032,907
                                            -----------         -----------

          GROSS PROFIT                        1,488,354           1,437,051
                                            -----------         -----------

STORE AND WAREHOUSE EXPENSES                  2,123,471           2,395,418


GENERAL AND ADMINISTRATIVE EXPENSES             795,479           1,329,291
                                            -----------         -----------
                                              2,918,950           3,724,709
                                            -----------         -----------
LOSS FROM OPERATIONS                         (1,430,596)         (2,287,658)

OTHER INCOME (EXPENSE):
  Interest expense                              (33,541)            (83,254)
  Interest income                                     -             104,167
                                            -----------         -----------

NET LOSS                                    $(1,464,137)        $(2,266,745)
                                            -----------         -----------
                                            -----------         -----------

BASIC LOSS PER SHARE OF COMMON STOCK        $      (.22)        $      (.58)
                                            -----------         -----------
                                            -----------         -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   6,717,026           3,939,248
                                            -----------         -----------
                                            -----------         -----------


                   See accompanying notes to financial statements.

                                           INTERNATIONAL CUTLERY, LTD.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                        ----------------------------------


                                    Common stock           Capital in
                             --------------------------   excess of par   Accumulated      Notes
                                Shares         Amount         value         deficit      receivable
                             -----------    -----------    -----------    -----------    -----------
BALANCE, April 27, 1996        3,939,248    $    39,392    $ 5,101,686    $(1,826,807)   $    (8,850)

NET LOSS                               -              -              -     (2,266,745)             -
                             -----------    -----------    -----------    -----------    -----------

BALANCE, April 26, 1997        3,939,248         39,392      5,101,686     (4,093,552)        (8,850)

RELEASE OF PAYMENT
 OF OFFICER'S SALARY                   -              -        225,000              -              -

COMMON STOCK ISSUED FROM
 NOTE CONVERSION               6,250,000         62,500        187,500              -              -

NET LOSS                               -              -              -     (1,464,137)             -
                             -----------    -----------    -----------    -----------    -----------

BALANCE, January 31, 1998     10,189,248    $   101,892    $ 5,514,186    $(5,557,689)   $    (8,850)
                             -----------    -----------    -----------    -----------    -----------
                             -----------    -----------    -----------    -----------    -----------

                     See accompanying notes to financial statements

                           INTERNATIONAL CUTLERY, LTD.
                             STATEMENTS OF CASH FLOWS

                                                     Nine months
                                                        ended       Year ended
                                                      January 31,     April 26,
                                                          1998          1997
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(1,464,137)  $(2,266,745)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Non cash charge for officer's compensation           225,000
     Depreciation and amortization                        156,701       139,720
     Compensation earned pursuant to
       performance stock option agreement                       -       135,000
     Changes in operating assets and liabilities:
       (Increase) decrease in inventories                 114,360      (357,823)
       Decrease in other assets                                 -        17,829
       Decrease in accounts payable and other
        current liabilities                              (101,979)      523,351
                                                      -----------   -----------

          NET CASH USED IN OPERATING ACTIVITIES        (1,070,055)   (1,808,668)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investments                       -     2,115,943
  Acquisition of store fixtures and displays
    and leasehold improvements                           (290,580)   (1,019,760)
  Other assets                                            (76,448)      (31,942)
                                                      -----------   -----------
          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                         (367,028)    1,064,241
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) note payable            1,300,000      (200,000)
  Proceeds from notes payable, related parties            150,000       150,000
  Repayments of notes payable, related parties            (50,000)            -
                                                      -----------   -----------
          NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                        1,400,000       (50,000)
                                                      -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (37,083)     (794,427)

CASH AND CASH EQUIVALENTS, beginning of period             46,264       840,691
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $     9,181   $    46,264
                                                      -----------   -----------
                                                      -----------   -----------

                     See accompanying notes to financial statements

                             INTERNATIONAL CUTLERY, LTD.

                               STATEMENTS OF CASH FLOWS
                                     (Continued)
                             ---------------------------

                                                     Nine months
                                                        ended       Year ended
                                                      January 31,     April 26,
                                                          1998          1997
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid for interest                              $  8,069      $ 83,254
                                                      -----------   -----------
                                                      -----------   -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
     Conversion of note payable into common shares       $250,000      $      -
                                                      -----------   -----------
                                                      -----------   -----------







                     See accompanying notes to financial statements

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------



NOTE 1 - BUSINESS AND ORGANIZATION

     International Cutlery, Ltd. (the "Company") was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates eleven cutlery retail stores and fifteen kiosks located in New York, New Jersey, Connecticut, Maryland and Florida.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Reporting Period

     The Company employs a 52-53 week accounting period ending the Saturday closest to January 31. On October 23, 1997, the Company's Board of Directors approved the change of the Company's fiscal year-end from April 30 to January 31. The Company employed a 39-week and a 52-week accounting period for the nine months ended January 31, 1998 and the year ended April 26, 1997, respectively.

          Inventories

     Inventories are stated at the lower of cost or market determined by the retail inventory method on the average cost basis.

          Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

          Fair Value of Financial Instruments

     The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximates the carrying amounts presented in the balance sheet.

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Store Fixtures and Displays and Leasehold Improvements

          Store fixtures and displays and leasehold improvements are stated at cost. Depreciation on store fixtures and displays are computed using the straight-line method over their estimated useful lives ranging from five to ten years. Leasehold improvements are being amortized using the straight-line method over the respective lives of the leases.

     Income Taxes

          The Company complies with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," requiring an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

     Revenue Recognition

          Revenues from sales of the Company's products are recognized at the point of sale. Sales returns (which are not significant) are recognized at the time the returns are made.

     Loss Per Share

          Effective for the Company's financial statements for the nine months ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding, unless the effect of issuance would have an anti-dilutive effect. All prior period EPS data has been restated. Diluted EPS is the same as the basic amounts for all periods presented and thus has not been presented. The assumed exercise of stock options could potentially dilute basic EPS amounts in the future. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock-based Compensation Plans

               SFAS No. 123, "Accounting for Stock-based Compensation" allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures. The Company has chosen to account for all stock-based compensation arrangements under which employees receive shares of its stock under APB Opinion No. 25 with related disclosures under SFAS No. 123.

          Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts disclosed in the financial statements. Actual results could differ from those estimates.

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

          Recent Accounting Pronouncements

               SFAS No. 129, "Disclosure of Information About Capital Structure" requires an entity to provide certain disclosures within its financial statements about the pertinent rights and privileges of the various securities outstanding for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

               SFAS No. 130. "Reporting Comprehensive Income," requires an entity to report comprehensive income and its components for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 130 will have little, if any, effect on the information already disclosed in the Company's financial statements.

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 131 will have little, if any, effect on the information already disclosed in the Company's financial statements.

               Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisitions.

               Statement of Position 98-5, "Accounting for Start-up Costs," requires that an entity expense all start-up and related costs, as incurred, for all fiscal years beginning after December 15, 1997. The Company believes that this statement will not have a material effect on it accounting for start-up costs.

          Reclassifications

               Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation.


NOTE 3 - UNCERTAINTY - ABILITY TO CONTINUE AS A GOING CONCERN

               The Company's financial statements have been prepared on the basis that is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $1,464,000 and $2,267,000 for the nine months ended January 31, 1998 and the year ended April 26, 1997, respectively, and has a working capital deficit of approximately $1,398,000 at January 31, 1998. The Company is deliquent in remitting amounts to the appropriate taxing authorities regarding certain of its payroll and sales taxes. Additionally, the Company was not in compliance with certain terms of its long-term debt agreement at January 31, 1998. As a result of a covenant violation, the holders of the debt may declare the entire balance due and payable immediately. The Company is in the process of seeking additional equity or debt financing. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem, obtain credit and attain profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE 4 - STORE FIXTURES AND DISPLAYS AND LEASEHOLD IMPROVEMENTS

     Store fixtures and displays and leasehold improvements consist of the following:

     Store fixtures and displays                       $1,453,589
     Leasehold improvements                               186,604
                                                       ----------
                                                        1,640,193

     Accumulated depreciation and amortization           (368,885)
                                                       ----------
                                                       $1,271,308
                                                       ----------
                                                       ----------

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Included in accounts payable and accrued expenses at January 31, 1998 and April 26, 1997 are amounts that the Company was delinquent in remitting to the appropriate taxing authorities regarding certain of its payroll and sales taxes. The Company has accrued $20,000 of interest and penalties associated with such taxes as of January 31, 1998.

     During the year ended April 26, 1997, the Company entered into installment agreements with the New York State Taxing Authority regarding the delinquent sales taxes. As of the report date, the Company is in compliance with the agreement; however, it was not current with regard to payments of payroll taxes and other state sales taxes.


NOTE 6 - NOTES PAYABLE

     On October 6, 1997, the Company issued a senior secured convertible promissory note to Sharp of Florida, Inc. for a line of credit of up to $1,300,000. The note is collateralized by the assets of the Company and a pledge of the shares of common stock beneficially owned by the Silver Family. The note bears interest at 7% per annum and is due in quarterly installments with the principal amount due on July 31, 2001. The note contains a conversion feature whereby the noteholder may convert the principal amount due into shares of the Company equal to 60% of the outstanding shares of the Company's common stock on a fully diluted basis, excluding Class A common stock purchase warrants and Class B common stock purchase warrants. If the shares of the Company's common stock are issued upon exercise of the public warrants after conversion of the note, the Silver's have agreed to transfer shares owned by them to Sharp of Florida, Inc. so that they will own 60% of the Company's outstanding common stock. The Company does not believe the value of the conversion feature included in the note is material.

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE 6 - NOTES PAYABLE (CONTINUED)

     The note agreement requires the Company, among other things, to maintain a positive tangible net worth. The Company was in default of this covenant at January 31, 1998. Accordingly, the entire note payable has been classified as current at January 31, 1998.


NOTE 7 - INCOME TAXES

     At January 31, 1998, the Company recorded deferred income tax assets aggregating approximately $2,234,000, arising principally from net operating loss carryforwards. Valuation allowance in the same amount has been recorded, since management considers it more likely than not that the Company will not realize all of the tax benefits.

     A reconciliation of income tax expense (credit) to the Federal statutory rate follows:

                                                   Nine months
                                                      ended        Year ended
                                                    January 31,     April 26,
                                                       1998           1997
                                                   ------------    -----------
     Income tax benefit computed at Federal
       statutory rate                                 (34.0)%        (34.0)%
     State income tax, net of Federal tax              (6.8)          (6.8)
     Valuation allowance                                40.8           40.8
                                                    --------        -------
                                                           -%             -%
                                                    --------        -------
                                                    --------        -------

     The net deferred tax asset as of January 31, 1998 is as follows:

          Net operating loss carryforward         $2,097,000
          Asset basis difference, fixed assets        82,000
          Accrued performance stock options           55,000
                                                 -----------
                                                   2,234,000
          Valuation allowance for deferred
            tax asset                            (2,234,000)
                                                 -----------
                                                 $         -
                                                 -----------
                                                 -----------

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

     On January 31, 1998, the Company has Federal and state net operating loss carryforwards aggregating approximately $5,140,000, expiring between 2002 and 2013.

NOTE 8 - RELATED PARTY TRANSACTIONS

     In April 1997, the Company received a line of credit from the Company's President whereby the Company may receive advances up to $250,000. Advances under the line bear interest at 8% per annum and are due upon thirty days' demand. At April 26, 1997, the Company was advanced $100,000. The Company received an additional $150,000 in advances in the current year.

     In October 1997, the President exercised certain conversion rights under the $250,000 8% convertible promissory note due May 1, 2000. The note was issued as consideration for the relinquishment of a $250,000 line of credit. The note provided that the President may convert the note into the Company's common stock at a 50% discount to the market price. Upon conversion, the President received 6,250,000 shares of common stock, which was gifted to various family members.

     In April 1997, the Company issued a note to a director of the Company for $50,000. The note bears interest at 8% per annum and is due upon thirty days' demand. The note was paid in full in the current year.

     In September 1994, the Company entered into stock purchase agreements to issue 676,692 shares of its common stock for $9,000. At January 31, 1998, the Company had notes receivable aggregating $8,850 arising from the stock purchase agreements.


NOTE  9 - COMMITMENTS AND CONTINGENCIES

     The Company leases its stores and warehouse space under long-term operating leases which expire at various dates through 2004. Certain leases require the Company to pay for common area maintenance charges, real estate taxes and rentals based upon operating expenses. In addition, certain leases provide for a contingent rent calculated on a percentage of store sales.

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE  9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Aggregate future minimum rental payments are approximately as follows:

     Year ending in January:
           1999                                   $1,080,000
           2000                                    1,080,000
           2001                                      941,000
           2002                                      800,000
           2003                                      295,000
           Thereafter                                 78,000
                                                  ----------
                                                  $4,274,000
                                                  ----------
                                                  ----------

     Rent expense, including common area maintenance charges, real estate taxes and other operating expenses for the nine months ended January 31, 1998 and the year ended April 26, 1997 was approximately $932,000 and $966,000, respectively.

     The Company has entered into a two-year employment agreement with its President expiring in December 1997 for an annual salary of $300,000. The Company anticipates extending the employment agreement for another year. The President is being compensated based on the terms of the original agreement in absence of the extension. The Company has employment agreements with two other officers providing for annual compensation aggregating $190,000, expiring in periods through May 1999.


NOTE 10 - STOCKHOLDERS' EQUITY

     On October 10, 1997, the Company amended its certificate of incorporation whereby the Company increased the authorized shares of common stock to 40,000,000.

     In December 1995, the Company adopted a nonqualified performance stock option plan. The plan provides for the President to receive options for up to five years, to purchase 112,500 shares of common stock for every six locations opened, up to an aggregate of 450,000 shares. The performance options are exercisable at par value ($.01) per share. During the year ended April 26,

                             INTERNATIONAL CUTLERY, LTD.

                            NOTES TO FINANCIAL STATEMENTS
                                     (Continued)
                            -----------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

1997, the President earned options to buy 337,500 shares of common stock of the Company pursuant to the performance stock option agreement and, therefore, the Company has recorded $135,000 as compensation expense. As of January 31, 1998, no options were granted. An additional compensation expense amount was not necessary, due to a decline in the stock price since the original measurement date.


NOTE 11 - SUBSEQUENT EVENTS

     On April 13, 1998, the Company issued a note to Sharp of Florida for $300,000. The note bears interest at the prime rate and is due April 13, 1999.

     On May 11, 1998, the Company issued a note to Sharp of Florida for $200,000. The note bears interest at the prime rate and is due April 13, 1999.

     Subsequent to year end, the Company has made a formal decision to close six stores and one kiosk. Appropriately, the Company will record a charge of approximately $110,000 in the first quarter in connection with such closings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERNATIONAL CUTLERY, LTD.

May 15, 1998

                                           By: /s/ JOEL J. SILVER
                                              -------------------
                                               Joel J. Silver
                                               Chairman and Chief Executive
                                               Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


Name                        Position                             Date
----                        --------                             ----
/s/ JOEL J. SILVER          President, Chairman, Chief           May 15, 1998
----------------------      Executive Officer and Chief
    Joel J. Silver          Financial Officer
--------------------------------------------------------------------------------
/s/ LAWRENCE N. SILVER      Director, Treasurer, Secretary       May 15, 1998
----------------------      and Vice President of Operations
Lawrence N. Silver
--------------------------------------------------------------------------------
/s/ CARYN N. SILVER         Director                             May 15, 1998
----------------------
Caryn N. Silver
--------------------------------------------------------------------------------

----------------------      Director                             May ___, 1998
Martin S. Begun
--------------------------------------------------------------------------------

----------------------      Director                             May ___, 1998
Norman Wolf

LIST OF EXHIBITS

3.1 Certificate of Incorporation of the Registrant(1) as amended by the Amendment to the Certificate of Incorporation(5)

3.2  By-laws of Registrant(1)

4.1  Form of Underwriters' Warrant(3)

4.2  Form of Warrant Agreement(2)

10.1 Senior Secured Convertible Promissory Note dated October 6, 1997, issued by International Cutlery Ltd. to Sharp of Florida, Inc.(4)

10.2 Stock Pledge Agreement dated October 6, 1997, between International Cutlery Ltd., et al, and Sharp of Florida, Inc.(4)

10.3 Security Agreement dated October 6, 1997, between International Cutlery Ltd and Sharp of Florida, Inc.(4)

27   Financial Data Schedule*

     *   Filed herewith

     (1) Incorporated by reference from registrant's Registration Statement on Form SB-2 filed on August 11, 1995.

     (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on November 31, 1995.

     (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on November 30, 1995.

     (4) Incorporated by reference from registrant's Form 8-K filed on October 17, 1997

     (5) Incorporated by reference from registrant's Form 8-K filed on October 30, 1997.