Form 10QSB
period 1998-05-02
INTERNATIONAL CUTLERY LTD
filed 1998-06-22
CIK 944838

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           INTERNATIONAL CUTLERY LTD.

                                  FORM 10-QSB

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

         Commission file number            0-26874


                          INTERNATIONAL CUTLERY, LTD.
             ------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                 13-3796781
             ------------------------------------------------------
  (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                  Identification No.)

127 WEST 25TH STREET, NEW YORK, NEW YORK 10001
-------------------------------------------------------
(Address of principal executive offices)

(212) 924-7300
---------------------------------------------------------
(Issuer's telephone number)


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

10,189,248 as of June 22, 1998

Transitional Small Business Disclosure Format (check one);
Yes         No   X
-----      -----

                          INTERNATIONAL CUTLERY, LTD.



PART I   FINANCIAL INFORMATION                                     PAGE
Item 1.  Financial Statements

         Balance Sheets as of
         May 2, 1998 and January 31, 1998                           4

         Statements of Operations for the
         Thirteen Weeks Ended May 2, 1998 and April 26, 1997        5

         Statements of Cash Flows for the
         Thirteen Weeks Ended May 2, 1998 and April 26, 1997        6

         Notes to Financial Statements                              7

Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition                     8

Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk                                        12


PART II  OTHER INFORMATION                                         12

Item 6.  Exhibits and Reports on Form 8-K                          12

         Signature Page                                            12


                           INTERNATIONAL CUTLERY LTD.

                                 BALANCE SHEET
                                  (UNAUDITED)


ASSETS                               May 2,                 January 31,
                                      1998                     1998
                                   -----------              -----------
                                   (unaudited)

CURRENT ASSETS:
 Cash and cash equivalents           $    -                 $    9,181
 Inventories                           957,407                 996,626
                                     ---------              ----------
     Total current assets              957,407               1,005,807
 STORE FIXTURES AND DISPLAYS AND
 LEASEHOLD IMPROVEMENTS, less
 accumulated depreciation
 and amortization                    1,180,287                1,271,308
OTHER ASSETS                           173,953                  176,258

                                    $2,311,647               $2,453,373
                                    ----------               ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and other
  current liabilities               $1,295,985               $1,103,834
NOTES PAYABLE                        1,600,000                1,300,000
                                    ----------               ----------
     Total current liabilities       2,895,985                2,403,834
                                    ----------               ----------
                                    ----------               ----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value
 - shares authorized 1,000,000;
 issued none                              -                       -
 Common stock, $.01 par value
 - shares authorized 40,000,000;
 issued and outstanding 10,189,248     101,892                  101,892
 Capital in excess of par value      5,514,186                5,514,186
 Accumulated deficit                (6,191,566)              (5,557,689)
 Notes receivable arising from
 stock purchase agreements              (8,850)                  (8,850)
                                    ----------               ----------
     Total stockholders' equity       (584,338)                  49,539
                                    ----------               ----------
                                    $2,311,647               $2,453,373
                                    ----------               ----------
                                    ----------               ----------

                See accompanying notes to financial statements.

                             INTERNATIONAL CUTLERY

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                 Thirteen weeks ended     Thirteen weeks ended
                                     May 2, 1998             April 26, 1997
                                 --------------------     --------------------

NET SALES                              $500,612               $505,589
COST OF SALES                           185,849                356,374
                                      ---------              ---------
 GROSS PROFIT                           314,763                149,215
                                      ---------              ---------
STORE AND WAREHOUSE EXPENSES            650,947              1,097,185
GENERAL AND ADMINISTRATIVE EXPENSES     274,231                 32,587
                                      ---------              ---------
                                        925,678              1,129,772
LOSS FROM OPERATIONS                   (610,915)              (980,557)
OTHER INCOME (EXPENSE):
 Interest expense                       (22,962)               (19,503)
                                      ---------              ---------
NET LOSS                              $(633,877)           $(1,000,060)
                                      ---------              ---------
                                      ---------              ---------
BASIC LOSS PER SHARE OF COMMON STOCK      $(.06)                 $(.26)
                                      ---------              ---------
                                      ---------              ---------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                   10,189,248              3,939,248
                                      ---------              ---------
                                      ---------              ---------





                See accompanying notes to financial statements.

                             INTERNATIONAL CUTLERY

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                 Thirteen weeks ended     Thirteen weeks ended
                                     May 2, 1998             April 26, 1997
                                 --------------------     --------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss                          $(633,877)                  $(1,000,060)
 Adjustments to reconcile net
 loss to net cash used in operating
 activities:
   Depreciation and amortization      92,658                        80,969
   Changes in operating assets
    and liabilities:
   Decrease in inventories            39,219                       277,999
   Increase in accounts payable
    and other current liabilities    192,151                       344,701
                                   ---------                     ---------

     NET CASH USED IN OPERATING
     ACTIVITIES                     (309,849)                     (296,391)
                                   ---------                     ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Acquisition of store fixtures
 and displays and leasehold
 improvements                         (1,637)                      (94,601)
 Other assets                          2,305                        92,662
                                   ---------                     ---------
     NET CASH PROVIDED BY (USED
     IN) INVESTING ACTIVITIES            668                        (1,939)
                                   ---------                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable          300,000                           -
                                   ---------                     ---------
 Repayments of notes payable,
  related parties                      -                           (50,000)
                                   ---------                     ---------
     NET CASH PROVIDED BY (USED
     IN) FINANCING ACTIVITIES        300,000                       (50,000)
                                   ---------                     ---------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                     (9,181)                     (348,330)
CASH AND CASH EQUIVALENTS,
 beginning of period                   9,181                       394,594
                                   ---------                     ---------
CASH AND CASH EQUIVALENTS,
 end of period                     $    -                        $  46,264
                                   ---------                     ---------
                                   ---------                     ---------



                See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The financial statements included herein have been prepared by International Cutlery, Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's January 31, 1998 Form 10-K-SB.


NOTE 2 - BUSINESS AND ORGANIZATION

         International Cutlery, Ltd. was incorporated in September 1994 to operate retail cutlery stores and kiosks (mini-stores) in malls and transportation centers. The Company commenced operations on December 12, 1994 and currently operates five cutlery retail stores and fourteen kiosks located in New York, New Jersey, Connecticut, Maryland and Florida.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Reporting Period

         The Company employs a 52-53 week accounting period ending the Saturday closest to January 31.

         Loss Per Common Share

         Loss per share of common stock is based upon the weighted average number of shares outstanding. The weighted average includes shares issued within one year prior to the filing of the Company's registration statement at a price less than the offering price.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results of those currently anticipated. The Company employs a 52 or 53 week fiscal year ending on the Saturday closest to January 31.

Results of Operations

For the Thirteen Weeks Ended May 2, 1998 and April 27, 1997

During the thirteen week period from February 01, 1998 to May 02, 1998 (the "Current Period"), the Company's revenues decreased 1.0% to $500,612 from $505,589 for the period ended April 27,1997 (the "Prior Period"). The decrease in revenues is principally attributable to a decrease in the number of retail outlets operated by the Company during the Current Period. Revenues in the Current Period were derived from the operation of twenty-six retail outlets, including four which closed in February 1998 and three which closed in April 1998. On a comparative basis, Current Period same store sales increased 1.6% from the Prior Period.

Gross profits increased to $314,763 in the Current Period from $149,215 in the Prior Period. The increase was due to the decrease in the cost of sales as a percentage of revenues. Cost of sales decreased to $185,849 in the Current Period from $356,374 in the Prior Period. Cost of sales as a percentage of revenues decreased to 37.1% in the Current Period from 70.5% in the Prior Period. This decrease was principally due to a change in the product mix of merchandise sold.

During the Current Period, store operating and warehousing expenses were $650,947 compared to $1,097,185 in the Prior Period. The decrease in expenses resulted primarily from cost cutting measures employed by the Company and a reduction in the number of stores operated in the Current Period. As a percentage of revenues, store operating and warehousing expenses decreased to 130.0% of sales in the Current Period from 217.0% in the Prior Period.

General and administrative expenses increased to $274,231 in the Current Period from $32,587 in the Prior Period. The increase was primarily due to $101,118 of expenses included in the Current Period associated with closing of seven retail outlets during February 1998 and April 1998.

The Company's interest expense for the Current Period increased to $22,962 from $19,503 in the Prior Period. This increase stemmed from a line of credit the Company received from Sharp of Florida, Inc. ("Sharp") which bear interest at 7% per annum.

The Current Period's net loss was $633,877, or $.06 per share as compared to the Prior Period's net loss of $1,000,060, or $.26 per share.

Year ended January 31, 1998 compared to the year ended April 26, 1997

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

Liquidity and Capital Resources

In April 1997, the Company received a convertible line of credit for a maximum amount of $250,000, from the Company's president. In October 1997, under the provisions of the line of credit agreement, the advances of $250,000 was converted into 6,250,000 shares of the Company's common stock.

In the Current Period, the Company closed seven retail outlets, incurring closing costs of $101,118 which were charged to general and administrative expenses. The Company intends, when funding is available, to open new retail outlets in the future at locations that the Company's management deems more suitable. Opening a retail outlet requires the Company to incur expenses to equip and stock a retail outlet while having to wait for the benefits of such retail outlet until sales reach a significant level. The Company believes that costs related to the opening of a store, exclusive of inventory, should average approximately $75,000 per store and $50,000 per kiosk. These opening costs are contained by the Company's practice of finding store locations that have previously been used as a retail store. If the Company is unable to find such locations, the cost of opening stores could be significantly higher, hindering the expansion of the Company.

In October 1997, the Company received a line of credit from Sharp whereby the Company may receive advances up to $1,300,000. Advances under the line bear interest at 7% per annum. Interest is due quarterly and the principal amount is due on July 31, 2001. The principal amount due on the note can be converted into a maximum of 60% of the outstanding shares of the Company's common stock, excluding the Class A and Class B Common Stock Purchase Warrants. During the Current Period, Sharp advanced the Company an additional $300,000. Subsequent to the Current Period, Sharp advanced the Company an additional $300,000. The notes bear interest at prime and are due April 13, 1999. The Company is not in compliance with the covenants under the notes.

Cash requirements for the foreseeable future will include funds needed to sustain the cash used in operations and additional capital to open new stores to achieve a level of profitability. The Company believes that cash from operations in addition to amounts available with the line of credit available from Sharp of Florida, Inc. will be adequate to meet the Company's anticipated requirements for working capital, and capital expenditures for the next 12 months. However, the Company has experienced workin capital shortages in the past and there can be no assurance that it will not experience such shortages in the future.



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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

PART II   OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K:
          (a)  Exhibits
                 None

          (b)   Reports on Form 8-K
                 Form 8K-A dated February 11, 1998

                          INTERNATIONAL CUTLERY, LTD.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INTERNATIONAL CUTLERY, LTD.
                                               (Registrant)


                                     /s/ Joel J. Silver
                                     -----------------------------------
Date:  June 22, 1998                 By:  Joel J. Silver
                                     Title:  President, Chief Executive
                                     officer and Chief Financial Officer