Form 10QSB
period 1998-08-01
INTERNATIONAL CUTLERY LTD
filed 1998-09-24
CIK 944838

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           INTERNATIONAL CUTLERY LTD.

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended August 1, 1998

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

                                 (212) 924-7300
            ---------------------------------------------------------
                           Issuer's telephone number)

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

10,189,248 as of September 21, 1998

Transitional Small Business Disclosure Format (check one);
Yes        No   X
    -----     -----

                           INTERNATIONAL CUTLERY, LTD.

PART I   FINANCIAL INFORMATION                                         PAGE
-------                                                                -----
Item 1.  Financial Statements

         Balance Sheets as of
         August 01, 1998 and January 31, 1998                            3

         Statements of Operations for the
         Twenty-Six Weeks Ended August 01, 1998 and July 26, 1997        4

         Statements of Operations for the
         Thirteen Weeks Ended August 01, 1998 and July 26, 1997          5

         Statements of Cash Flows for the
         Twenty-Six Weeks Ended August 01, 1998 and July 26, 1997        6


         Notes to Financial Statements                                  7-8


Item 2.  Management's Discussion and Analysis of Results               9-11
         of Operations and Financial Condition

Item 3.  Quantitative and Qualitative Disclosures                        11
         About Market Risk

PART II       OTHER INFORMATION                                          11
-------

Item 6.       Exhibits and Reports on Form 8-K                           11

              Signature Page                                             12


                           INTERNATIONAL CUTLERY, LTD.
                                  BALANCE SHEET

                       ASSETS                                            August 1,     January 31,
                                                                          1998            1998
                                                                     -------------- ----------------
                                                                      (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ....................................   $      --      $     9,181
    Inventories ..................................................       970,397        996,626
                                                                     -------------- -------------
           Total current assets ..................................       970,397      1,005,807

STORE FIXTURES AND DISPLAYS AND LEASEHOLD IMPROVEMENTS, less .....     1,092,526      1,271,308
accumulated depreciation and amortization

OTHER ASSETS .....................................................       181,951        176,258
                                                                     -------------- -------------
                                                                     $ 2,244,874    $ 2,453,373
                                                                     -------------- -------------
                                                                     -------------- -------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and other current liabilities ...............   $ 1,308,160    $ 1,103,834
    Notes payable ................................................     2,025,000      1,300,000
                                                                     -------------- -------------
           Total current liabilities .............................     3,333,160      2,403,834
                                                                     -------------- -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIT):
    Preferred stock, $.01 par value - shares authorized 1,000,000;          --             --
issued none
    Common stock, $.01 par value - shares authorized 40,000,000; .       101,892        101,892
issued and outstanding 10,189,248
    Capital in excess of par value ...............................     5,514,186      5,514,186
    Accumulated deficit ..........................................    (6,695,514)    (5,557,689)
    Notes receivable arising from stock purchase agreements ......        (8,850)        (8,850)
                                                                     -------------- -------------
           Total stockholders' equity(deficit) ...................    (1,088,286)        49,539
                                                                     -------------- -------------
                                                                     $ 2,244,874    $ 2,453,373
                                                                     -------------- -------------
                                                                     -------------- -------------


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          Thirteen weeks    Thirteen weeks
                                                               ended            ended
                                                          August 1, 1998    July 26, 1997
                                                         --------------- -----------------
NET SALES ............................................   $    582,140    $    510,104

COST OF SALES ........................................        258,049         212,152
                                                         --------------- -----------------

           GROSS PROFIT ..............................        324,091         297,952
                                                         --------------- -----------------

STORE AND WAREHOUSE EXPENSES .........................        598,632         657,760

GENERAL AND ADMINISTRATIVE EXPENSES ..................        144,377         262,691

STORE CLOSING COSTS ..................................         62,487            --
                                                         --------------- -----------------
                                                              805,496         920,451
                                                         --------------- -----------------
LOSS FROM OPERATIONS .................................       (481,405)       (622,499)

OTHER EXPENSE:
    Interest expense .................................        (22,538)         (1,011)
                                                         --------------- -----------------

NET LOSS .............................................   $   (503,943)   $   (623,510)
                                                         --------------- -----------------
                                                         --------------- -----------------
BASIC LOSS PER SHARE OF COMMON STOCK .................   $       (.05)   $       (.16)
                                                         --------------- -----------------
                                                         --------------- -----------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..     10,189,248       3,939,248
                                                         --------------- -----------------
                                                         --------------- -----------------


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Twenty-six weeks  Twenty-six weeks
                                                             ended             ended
                                                         August 1, 1998     July 26, 1997
                                                        ---------------- -----------------
NET SALES ............................................   $  1,082,752    $  1,015,693

COST OF SALES ........................................        443,898         568,526
                                                        ---------------- -----------------

           GROSS PROFIT ..............................        638,854         447,167
                                                        ---------------- -----------------

STORE AND WAREHOUSE EXPENSES .........................      1,249,579       1,754,945

GENERAL AND ADMINISTRATIVE EXPENSES ..................        317,990         295,278

STORE CLOSING COSTS ..................................        163,605            --
                                                        ---------------- -----------------
                                                            1,731,174       2,050,223
                                                        ---------------- -----------------
LOSS FROM OPERATIONS .................................     (1,092,320)     (1,603,056)

OTHER EXPENSE:
    Interest expense .................................        (45,500)        (20,514)
                                                        ---------------- -----------------

NET LOSS .............................................   $ (1,137,820)   $ (1,623,570)
                                                        ---------------- -----------------
                                                        ---------------- -----------------
BASIC LOSS PER SHARE OF COMMON STOCK .................   $       (.11)   $       (.41)
                                                        ---------------- -----------------
                                                        ---------------- -----------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..     10,189,248       3,939,248
                                                        ---------------- -----------------
                                                        ---------------- -----------------


                 See accompanying notes to financial statements.

                           INTERNATIONAL CUTLERY, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Twenty-six weeks  Twenty-six weeks
                                                                  ended            ended
                                                              August 1, 1998   July 26, 1997
                                                             ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...............................................   $(1,137,820)   $(1,623,570)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization ...................       185,315        119,820
           Changes in operating assets and liabilities:
              Inventories ..................................        26,229        426,109
              Other current assets .........................          --          124,482
              Accounts payable and other current liabilities       204,326        652,860
                                                              --------------- -----------------

                 NET CASH USED IN OPERATING ACTIVITIES .....      (721,950)      (300,299)
                                                              --------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of store fixtures and displays and
        leasehold improvements .............................        (6,538)      (101,727)
    Other assets ...........................................        (5,693)       (45,207)
                                                              --------------- -----------------

                 NET CASH USED IN INVESTING ACTIVITIES .....       (12,231)      (146,934)
                                                              --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable .............................       725,000        100,000
                                                              --------------- -----------------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES..       725,000        100,000
                                                              --------------- -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................        (9,181)      (347,233)

CASH AND CASH EQUIVALENTS, beginning of period .............         9,181        394,594
                                                              --------------- -----------------

CASH AND CASH EQUIVALENTS, end of period ...................  $      --       $    47,361
                                                              --------------- -----------------
                                                              --------------- -----------------


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

                           INTERNATIONAL CUTLERY, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS


          In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The pronouncement requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. In accordance with SOP 98-1, the Company will adopt its provisions effective for the fiscal year ending January 29,2000. Adoption is not expected to have a material effect on the Company's financial statements as the Company's policies are substantially in compliance with SOP 98-1.

          In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires an entity to expense all start-up activities (as defined) as incurred. In accordance with SOP 98-5, the Company will adopt its provisions effective for the fiscal year ending January 29, 2000. The impact of the adoption of SOP 98-5 on the Company's financial statements is not currently known or considered estimable. The Company has historically amortized costs associated with the opening of new stores over the respective store's first 60 months of operations. SOP 98-5 requires that, on a prospective basis, such costs be expensed as incurred, and any such costs capitalized at the time of adoption, be written off and reported as the cumulative effect of a change in accounting principle in the first quarter of fiscal 1999.

          In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, the presentation of primary and fully diluted earnings per share is replaced by basic and diluted earnings per share. Basic earnings per common share includes no dilutive effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. For the second quarter of 1998 and 1997, incremental shares attributed to outstanding stock options were not included because the result would be anti-dilutive. All historical data weighted average share and per share amounts have been restated to reflect the adoption of SFAS 128.

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

Results of Operations

For the Twenty-Six Weeks Ended August 1, 1998 and July 26, 1997.

         The Company employed 52 or 53 weeks fiscal year ending on the Saturday closest to January 31. During the twenty-six week period ended August 1, 1998 (the "Current Period"), the Company's revenues increase 6.6% to $1,082,752 from $1,015,693 for the period from January 26, 1997 to July 26, 1997 (the "Prior Period"). The increase in revenues is partially attributable to a change in the product mix of merchandise sold during the Current Period. Revenues in the Current Period were derived from the operation of twenty-six retail outlets, including four which closed in February 1998 and three which closed in April 1998. In the Prior Period, the Company operated twenty-four retail outlets, one of which was closed in July 1997.

         On a comparative basis, Current Period same store sales increased 12.2% from the Prior Period Gross Profit increased to $638,854 in the Current Period from $447167 in the Prior Period. The increase was due to the increase in revenues and a decreased in the cost of goods sold. Cost of goods sold decreased to $443,898 in the Current Period from $568,526 in the Prior Period due to the increased sales. Cost of goods sold as a percentage of revenues decreased to 41.0% in the Current Period from 56.0% in the Prior Period. This increase was principally due to a change in the product mix of merchandise sold.

         During the Current Period, store operating and warehousing expenses were $1,249,579 compared to $1,754,945 in the Prior Period. The decrease in expenses is attributed primarily from cost cutting measures employed by the Company and decrease in the number of retail outlets. As a percentage of revenues, store operating and warehousing expenses decreased to 115.4% of sales in the Current Period from 172.8% in the Prior Period.

         General and administrative expenses increased to $317,990 in the Current Period from $295,278 in the Prior Period. The increase in general and administrative expenses results from cost associated with closing of seven retail outlets during February 1998 and April 1998. The Company's interest expense for the Current Period increased to $45,500 from $20,514 in the Prior Period. This increase resulted from a line of credit the Company received from Sharp of Florida, Inc. ("Sharp") which bears interest at 7% per annum. The Company did not have interest income in the Current Period. The Current Period's net loss was $1,137,820 or $(.11) per share as compared to the Prior Period's net loss of $1,623,570 or $(.41) per share.

For the Thirteen Weeks Ended August 1, 1998 and July 26, 1997.

         During the thirteen week period from May 3, 1998 to August 1, 1998 (the "Current Period"), the Company's revenues increased 14.1% to $582,140 from $510,104 for the period ended July 26, 1997 (the "Prior Period"). The increase in revenues is principally attributable to a change in the product mix of merchandise sold. Revenues in the Current Period were derived from the operation of nineteen retail outlets, versus twenty-four retail outlets, one of which was closed in July 1997 in the Prior Period. On a comparative basis, Current Period same store sales increased 24.8% from the Prior Period.

         Gross profits increased to $324,091 in the Current Period from $297,592 in the Prior Period. The increase was due to the increase in Revenues and offset by an increase in the cost of goods sold as a percentage of Revenues. Cost of goods sold increased to $258,049 in the Current Period from $212,152 in the Prior Period due to the increased sales. Cost of Goods sold as a percentage of Revenues increased to 44.3% in the current period from 41.6% in the Prior Period. The increase was principally due to a change in the product mix of merchandise sold.

         During the Current Period, store operating and warehousing expenses were $598,632 compared to $657,760 in the Prior Period. The Decrease in expenses resulted primarily from cost cutting measures employed by the Company. As a percentage of revenues, store operating and warehousing expenses decreased to 102.8% of sales in the Current Period from 129.0% in the Prior Period.

         General and administrative expenses decreased to $144,377 in the Current Period from $262,691 in the Prior Period due to cost cutting measure and reduction in administrative expenses. The Current Period included $62,487 expenses associated with closing of seven retail outlets during February 1998 and April 1998.

         The Company's interest expense for the Current Period increased to $22,538 from $1,011 in the Prior Period. This increase stemmed from a line of credit the Company received from Sharp of Florida, Inc. ("Sharp") which bear interest at 7% per annum. There is no interest income for the Current Period.

         The Current Period's net loss was $503,943 or $(.05) per share as compared to the Prior Period's net loss of $623,510 or $(.16) per share.

Liquidity and Capital Resources

         In October 1997, the Company received a line of credit from Sharp whereby the Company may receive advances up to $1,300,000. Advances under the line bear interest at 7% per annum. Interest is due quarterly and the principal amount is due on July 31, 2001. The principal amount due on the note can be converted into a maximum of 60% of the outstanding shares of the Company's common stock, excluding the Class A and Class B Common Stock

Purchase Warrants. Sharp has since advanced the Company an additional $1,275,000, of which $550,000 was advanced since August 1, 1998. The notes bear interest at prime and are due April 13, 1999. The Company is not in compliance with the covenants under the notes.

         Cash requirements for the foreseeable future will include funds needed to sustain the cash used in operations and additional capital to open new stores to achieve a level of profitability. The Company has been, and will likely continue to be in the foreseeable future, dependent on Sharp to meet the Company's working capital requirements.

Seasonality

         Due to the importance of the Christmas selling season, the Company anticipates that revenue in that period will constitute a disproportionate amount of net sales for its fiscal year. The Company's annual earnings are expected to be substantially dependent on results of operations in the Christmas selling season. Unfavorable economic conditions affecting retailers generally during the Christmas selling season in any period could materially adversely affect the Company's results of operations for the period. The Company must also make decisions regarding how much inventory to buy well in advance of the season in which it will be sold, especially for the Christmas selling season. Significant deviations from projected demand for products may have a material adverse effect on the Company's sales and profitability.

Inflation

         There was no significant impact on the Company's operations as a result of inflation for the twenty-six weeks and thirteen weeks ended August 1, 1998.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II   OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K:

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL CUTLERY, LTD.
                                          (Registrant)



                                          /s/ JOEL J. SILVER
                                        ---------------------------------------
Date:  September 23, 1998           By:   Joel J. Silver
                                    Title:  President, Chief Executive
                                            Officer and Chief Financial Officer